Form 10-Q
period 1999-06-30
HOLT GROUP INC
filed 1999-08-09
CIK 1059888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from               to
                                       ---------------   --------------


                        Commission file number 333-52599


                              The Holt Group, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                       23-2932358
   -------------------------------                       -------------------
   (State or other jurisdiction of                         (IRS Employer
    Incorporation or organization                        Identification No.)


   101 South King Street, Gloucester City New Jersey           08030
   -------------------------------------------------         ----------
       (Address of principal executive offices)              (Zip Code)


                                 (609) 742-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ ]    No [X]

The total number of shares of common stock, par value $.01 per share, outstanding as of August 9, 1999 was 100. The Registrant has no other class of common stock outstanding.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                    Page No.
                                                                                    --------
Part I. Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998          1-2

        Unaudited Consolidated Statements of Income
        for the Six months ended June 30, 1999 and June 30, 1998                         3

        Unaudited Consolidated Statements of Comprehensive Income
        for the Six months ended June 30, 1999 and June 30, 1998                         4

        Consolidated Statements of Stockholder's Equity for the Year ended
        December 31, 1998 and Six months ended June 30, 1999 (Unaudited)                 5

        Unaudited Consolidated Statements of Cash Flows for the Six months
        ended June 30, 1999 and June 30, 1998                                            6

        Notes to Consolidated Financial Statements                                    7-11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                    12-19

Part II OTHER INFORMATION                                                            20-21

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                          June 30,      December 31,
                                                            1999            1998
                                                        (Unaudited)      (Audited)
                                                        -----------     ------------
                                                           (Dollars in thousands,
                                                             except share data)
Assets

Current assets
   Cash                                                   $ 11,595        $  4,821
   Marketable securities                                    30,790          26,143
   Receivables
      Trade                                                 51,753          57,077
      Tenants                                               39,604          40,296
      Other                                                  9,596          13,669
   Fuel and supplies                                         2,627           2,338
   Prepaid expenses                                         16,077           3,428
   Other current assets                                      1,767           3,540
                                                          --------        --------
      Total current assets                                 163,809         151,312
                                                          --------        --------
Property, plant and equipment, net of accumulated
   depreciation and amortization                           191,148         195,265
                                                          --------        --------
Other assets
   Receivables, other                                       32,942          29,032
   Investments                                               2,925           2,925
   Unamortized financing costs                               3,303           3,616
   Capitalized overhaul costs, net of amortization          16,785          19,333
   Other                                                     9,459           9,344
   Receivables from non-consolidated affiliates             24,022          25,403
                                                          --------        --------
      Total other assets                                    89,436          89,653
                                                          --------        --------
                                                          $444,393        $436,230
                                                          ========        ========

          See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES


                                                              June 30,        December 31,
                                                               1999              1998
                                                            (Unaudited)        (Audited)
                                                            -----------       ------------
                                                                (Dollars in thousands,
                                                                  except share data)
Liabilities and Stockholder's Equity

Current liabilities:
   Revolving credit facility                                  $ 42,500          $ 37,000
   Notes payable, bank                                          26,040             9,036
   Current maturities of long-term debt
      Note payable, bank                                         1,542             1,779
      Other                                                      3,280             3,211
   Accounts payable                                             46,569            55,676
   Payroll taxes payable                                         4,571             4,433
   Accrued expenses                                             25,035            30,040
   Payments in excess of billings                                4,060             3,353
                                                              --------          --------
      Total current liabilities                                153,597           144,528
                                                              --------          --------
Long-term debt, net of current maturities
   Notes payable, banks                                          1,142             1,164
   Notes payable, other                                        204,738           205,624
                                                              --------          --------
      Total long-term debt, net of current maturities          205,880           206,788
                                                              --------          --------
Payables to non-consolidated affiliates                          9,756            13,979
                                                              --------          --------
Other long-term liabilities                                     12,065            11,108
                                                              --------          --------
Commitments and contingencies

Stockholder's equity:
   Common stock, par value $.01, authorized 1,000
      shares, issued and outstanding 100 shares                     --                --
Additional paid-in capital                                       1,131             1,131
Retained earnings                                               68,364            60,685
Accumulated other comprehensive (loss)                          (6,400)           (1,989)
                                                              --------          --------
Total stockholder's equity                                      63,095            59,827
                                                              --------          --------
                                                              $444,393          $436,230
                                                              ========          ========

          See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                   -------------------------         ---------------------------
                                                     1999             1998              1999              1998
                                                   --------         --------         ---------         ---------
                                                                   (Dollars in thousands)
Revenue
   Operating                                       $ 76,534         $ 82,513         $ 155,332         $ 166,252
   Rental income                                      7,488            7,280            18,557            16,116
   Other                                              3,776            3,067             9,232             6,257
   Revenue from non-consolidated affiliates               4               --                 9                --
                                                   --------         --------         ---------         ---------
      Total revenues                                 87,802           92,860           183,130           188,625
                                                   --------         --------         ---------         ---------
Operating expenses
   Terminal                                          20,802           27,484            43,424            55,133
   General and administrative                        15,762           14,583            30,961            29,013
   Equipment maintenance                             12,625           12,404            24,494            24,554
   Insurance and safety                               1,798            1,712             3,375             2,550
   Vessel                                             9,261           12,850            18,920            23,723
   Transportation                                    14,730           14,636            29,312            29,434
   Depreciation and amortization                      5,178            3,639            10,136             8,163
   Operating taxes and licenses                         129              245               234               275
   Losses on investment in joint venture                 --            2,910                --             2,910
   Charges from non-consolidated affiliates             170              206               279               416
                                                   --------         --------         ---------         ---------
      Total operating expenses                       80,455           90,669           161,135           176,171
                                                   --------         --------         ---------         ---------
Income from operations                                7,347            2,191            21,995            12,454
Interest expense, net                                 6,421            4,560            11,744             9,338

Other income
   Gain on sale of property and equipment                 3               53                 3                53
   Dividends received                                 3,062            5,799             3,062             5,799
   Realized foreign exchange loss                        (9)             (77)              (21)              (74)
                                                   --------         --------         ---------         ---------
      Total other income                              3,056            5,775             3,044             5,778
                                                   --------         --------         ---------         ---------
Net income                                         $  3,982         $  3,406         $  13,295         $   8,894
                                                   ========         ========         =========         =========


          See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                            Quarter Ended           Six Months Ended
                                                               June 30,                 June 30,
                                                         -------------------       -------------------
                                                          1999         1998          1999        1998
                                                         ------      -------       -------      ------
                                                                     (Dollars in thousands)
Net income                                              $ 3,982      $ 3,406      $ 13,295      $ 8,894

Other comprehensive income (loss):
   Foreign exchange translation adjustments                  67           43           245          304
   Changes in market value on marketable securities        (487)      (2,729)       (4,656)      (5,460)
                                                        -------      -------      --------      -------
      Total other comprehensive (loss)                     (420)      (2,686)       (4,411)      (5,156)
                                                        -------      -------      --------      -------
Total other comprehensive income                        $ 3,562      $   720      $  8,884      $ 3,738
                                                        =======      =======      ========      =======

          See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 1998
             AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)



                                              Common                                                 Accumulated
                                               Stock         Common        Additional                   Other         Total
                                             Number of       Stock           Paid-in     Retained   Comprehensive  Stockholder's
                                              Shares         Amount          Capital     Earnings       Income        Equity
                                             ---------       ------        ----------    --------   -------------  -------------
                                                                   (Dollars in thousands, except share data)
Balance, January 1, 1998                         100       $   --         $    631      $ 55,147      $ 16,951       $ 72,729
Net income                                                                                10,559                       10,559
  Gain on sale of equipment to company
      owned by relatives of Holt's
      stockholder                                                              500                                        500
Foreign exchange adjustments                                                                               275            275
Change in market value of marketable
   securities                                                                                          (19,215)       (19,215)
Dividends paid                                                                            (5,021)                      (5,021)
                                                 ---       --------       --------      --------      --------       --------
Balance, December 31, 1998                       100       $   --         $  1,131      $ 60,685      $ (1,989)      $ 59,827
Net income from January 1, 1999 to
   June 30, 1999 (unaudited)                                                                                           13,295
Foreign exchange adjustments
   (unaudited)                                                                                             245            245
Change in market value of marketable
   securities (unaudited)                                                                               (4,656)        (4,656)
Dividends paid                                                                            (5,616)                      (5,616)
                                                 ---       --------       --------      --------      --------       --------
Balance, June 30, 1999 (unaudited)               100       $   --         $  1,131      $ 68,364      $ (6,400)      $ 63,095
                                                 ===       ========       ========      ========      ========       ========

          See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Six Months Ended
                                                                                      June 30,
                                                                             -------------------------
                                                                                1999            1998
                                                                             ---------       ---------
                                                                               (Dollars in thousands)
Cash flows from operating activities
  Net income                                                                 $  13,295       $   8,894
  Adjustments to reconcile net income to net
    cash provided by operating activities
     Depreciation and amortization                                              10,136           8,163
    Gain on sale of property & equipment                                            (3)            (53)
    Allowance for doubtful accounts                                              2,922             357
  Change in assets and liabilities
      (Increase) decrease in assets
       Trade receivables                                                         2,402         (11,932)
       Tenants receivables                                                         692          11,636
       Fuel and supplies                                                          (289)            322
       Prepaid expenses                                                        (12,648)         (1,004)
       Other current assets                                                      1,773          (1,108)
       Other assets                                                               (161)           (326)
      Increase (decrease) in liabilities
       Accounts payable                                                         (9,106)          2,976
       Payroll taxes payable                                                       138              14
       Accrued expenses                                                         (5,005)         (2,365)
       Payments in excess of billings                                              708            (322)
       Other noncurrent liabilities                                                956             (86)
                                                                             ---------       ---------
Net cash provided by operating activities                                        5,810          15,166
                                                                             ---------       ---------
Cash flow from  investing activities
    Proceeds from sale of property & equipment                                       3           4,554
    Purchases of  marketable securities                                         (9,303)         (5,202)
    Purchases and construction of property, plant and equipment                 (2,867)         (7,628)
    Capitalized overhaul costs                                                    (245)         (2,607)
    Decrease (increase) in other receivables                                       163         (16,029)
    Decrease (increase) in receivables from non-consolidated affiliates          1,381            (903)
    (Decrease) increase in payables to non-consolidated affiliates              (4,224)          2,137
                                                                             ---------       ---------
Net cash (used in) investing activities                                        (15,092)        (25,678)
                                                                             ---------       ---------
Cash flow from financing activities
    Contribution of capital                                                                        500
    Financing cost incurred                                                                     (4,501)
    Net proceeds (payments on) term notes                                       22,503          (2,000)
    Proceeds of long-term debt                                                     781         142,527
    Payments on long-term debt                                                  (1,612)       (127,450)
    Dividends paid                                                              (5,616)         (4,355)
                                                                             ---------       ---------
Net cash provided by financing activities                                       16,056           4,721
                                                                             ---------       ---------
Net  increase (decrease) in cash                                                 6,774          (5,791)
Cash, at beginning of year                                                       4,821           8,005
                                                                             ---------       ---------
Cash, at end of period                                                       $  11,595       $   2,214
                                                                             =========       =========
Supplemental disclosures of cash flow information
  Cash paid during the year for interest, net of amounts capitalized         $  12,809       $   5,934
                                                                             =========       =========
Non-cash investing and financing activities
  Change in market value of marketable securities                            $  (4,656)      $  (5,460)
  Unrealized foreign exchange gain                                                 245             304
  Gain on sale of property and equipment to company
      owned by relatives of Holt's stockholder                                      --             500

          See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

(1) Business And Basis Of Presentation

The Holt Group, Inc. and its subsidiaries (collectively referred to as "Holt") are engaged in stevedoring, trucking, warehousing and distribution services; rental of real estate and equipment in the Delaware Valley area, and container-shipping and chartering of vessels.

The consolidated financial statements include Holt's wholly-owned subsidiaries Holt Hauling and Warehousing System, Inc. (HHW), Holt Cargo Systems, Inc. (HCS), The Riverfront Development Corporation (RFD), Murphy Marine Services, Inc. (MMS) and subsidiary (Wilmington Stevedores, Inc.), San Juan International Terminals, Inc. (SAN), SJIT, Inc. (SJIT) and NPR Holding Corporation (NPR).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the management of Holt, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of operating results have been included in the statements.

Operating results for the six month period ended June 30, 1999 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in Holt's Prospectus filed with the SEC on June 18, 1999.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS
No. 133). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction. SFAS No. 133 amends SFAS No. 52 "Foreign Currency Translation" to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80 "Accounting for Futures Contracts, Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119 "Disclosure and Derivative Financial Instruments and Fair Value of Financial Instruments." Such statement also amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105. SFAS No. 133 also nullifies or modifies the consensus reached on a number of issues addressed by the Emerging Issues Task Force. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter following June 15, 1999. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This statement should not be applied retroactively to financial statements of prior periods. Holt does not expect the impact of SFAS No. 133 to have a material effect on its Financial Reporting.

Reclassifications

Certain amounts in the June 30, 1998 Financial Statements have been reclassified to conform to the June 30, 1999 presentation.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                    (Dollars in thousands, except share data)

(2) MARKETABLE SECURITIES AVAILABLE FOR SALE

In April 1997, RFD purchased 1,096 shares (subsequently converted into 2,192 shares as a result of a 2-for-1 stock split) of common stock, representing 16.9% of the outstanding shares of Atlantic Container Line AB (ACL), a publicly traded foreign corporation, at a cost of $23.5 million for cash and a $8.5 million note payable to a foreign bank. The note is due in December 1999 and bears interest at the London Inter-Bank Offered Rate (LIBOR) plus 2.25%.

During June 1998, RFD purchased options to buy approximately 1.5 million shares (11.1%) of ACL stock at a cost of $5.2 million. These options were scheduled to expire in March of 1999. Prior to the expiration dates of these options, RFD entered into new option agreements for the 1.5 million shares and paid approximately $9.3 million for the new options, which are now scheduled to expire on December 1, 1999 and have an exercise price of 62.50 NOK per share (approximately $8.10 per share as of the filing date of this Form 10-Q).


Marketable securities available-for-sale and other cost investments were as follows:


                                    June 30, 1999                                 December 31, 1998
                      --------------------------------------------       ------------------------------------
                                        Unrealized                                    Unrealized
                                          Holding                                      Holding
                        Cost            Gain (Loss)         Total          Cost       Gain (Loss)      Total
                      -------           -----------        -------       -------      -----------     -------
Stock - ACL           $23,509            $   524           $24,033       $23,509         $2,069       $25,578

Options - ACL          14,505             (7,761)            6,744         5,201         (4,649)          552

Other                      13                                   13            13             --            13
                      -------            -------           -------       -------        -------       -------
Total                 $38,027            $(7,237)          $30,790       $28,723        $(2,580)      $26,143
                      =======            =======           =======       =======        =======       =======

Dividends declared for the six months ended June 30, 1999 and the year ended December 31, 1998 were $3,062 and $5,799, respectively, and are included in Other Income in the accompanying Consolidated Statements of Income.

It is Holt's intent to dividend to Holt's sole stockholder the ACL shares and options it owns subject to all indebtedness related to the shares and options and also subject to receiving all necessary governmental and third party consents for ultimate distribution. As of June 30, 1999, such indebtedness amounted to $30.9 million, of which $8.8 million was payable to a bank and $22.1 million was payable to other subsidiaries of Holt. In conjunction with the distribution, Holt's sole shareholder shall assume such indebtedness and agree to pay the portion payable to Holt ($22.1 million) prior to December 31, 1999. In the event the dividend is not declared, Holt intends to otherwise liquidate the ACL stock and options.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                    (Dollars in thousands, except share data)

(3) THE REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

                                                                        June 30,           December 31,
                                                                          1999                 1998
                                                                        --------           ------------
Revolving Credit Facility                                               $ 42,500             $ 37,000
Notes payable, banks                                                      28,723               11,979
Senior notes                                                             140,000              140,000
Bonds payable
   1997 Fixed Rate Series K                                               27,250               27,250
   1992 Fixed Rate Series G                                               10,000               10,000
   1992 Fixed Rate Series H                                                9,000                9,000
   1992 Fixed Rate Series J                                                5,000                5,000
Construction mortgage payable                                              4,846                4,896
Equipment financing                                                       11,923               12,689
                                                                        --------             --------
                                                                         279,242              257,814
Less current maturities:
   Revolving Credit Facility                                              42,500               37,000
   Notes payable, banks                                                   27,582               10,815
   Equipment and construction notes payable                                3,280                3,211
                                                                        --------             --------
                                                                        $205,880             $206,788
                                                                        ========             ========

Revolving Credit Facility and Notes Payable, Banks

At June 30, 1999 and December 31, 1998, revolving credit facility and notes payable, banks, consist of the following:

                                                                        June 30,            December 31,
                                                                          1999                  1998
                                                                        --------            ------------
Revolving credit facility due in November 1999 with interest
   payable monthly at 8.25%, secured by the vessels.                     $42,500              $37,000

Term loan due the earlier of the finalization of the
   insurance claim regarding Hurricane Georges or December 31,
   1999 with interest payable monthly at 8.25%,
   secured by accounts receivable.                                        17,250                   --

Term loan due December 1999 with interest payable quarterly at
   LIBOR plus 2.25%, secured by investments in
   marketable securities.                                                  8,790                9,036

Payable in monthly installments of $19 plus interest at 1.25% over
   prime. The final payment of $1,186 is due in December 1999.             1,303                1,419

Payable in monthly installments of $28 plus interest at prime.               687                  750

Payable in monthly installments of $16 plus interest at prime.               672                  750

Payable in monthly installments of $.5 including interest at 11%.             21                   24
                                                                         -------              -------
                                                                         $71,223              $48,979
                                                                         =======              =======

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                    (Dollars in thousands, except share data)

Senior Notes

Senior Notes of $140,000 are due in January 2006. The notes bear interest at 9.75% with interest payable semiannually.

Bonds Payable

1997 Fixed Rate Series K

The bonds mature March 1, 2027 and bear interest at an effective rate of 7.8%, payable semi-annually. These bonds redeemed and replaced the 1986 fixed rate series D and E bonds.

1992 Fixed Rate Series G

The bonds mature at various dates through December 15, 2015, and bear interest at 8.4%, payable semi-annually. The bond indenture requires annual principal payments into a sinking fund beginning December 15, 2006 through 2015.

1992 Fixed Rate Series H

The bonds mature at various dates through December 15, 2017, and bear interest at 8.6%, payable semi-annually. The bond indenture requires annual principal payments into a sinking fund beginning December 15, 2008 through 2017.

1992 Fixed Rate Series J

The bonds mature at various dates through November 1, 2023, and bear interest at 8.5%, payable semi-annually. The bond indenture requires annual principal payments into a sinking fund beginning November 1, 2004 through 2023.

Construction Mortgage Payable

The mortgage is payable in monthly installments of $33 including interest at 6% beginning April 1997; final payment of $2,952 including interest, is due in March, 2012.

Equipment Financing

The equipment obligations are payable in monthly installments aggregating $217 plus interest. Interest rates at June 30, 1999 and December 31, 1998 ranged from 7.55% to 11.55%.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                    (Dollars in thousands, except share data)

(4)  NON-GUARANTOR SUBSIDIARY

Holt's wholly owned subsidiary, RFD, is not a guarantor on the Senior Notes (See
Note 3). The guarantor subsidiaries are wholly owned and provide full, complete, unconditional, joint and several guarantees on the notes. Additionally, Holt's parent, HGI has no operations or assets other than its investment in subsidiaries. Accordingly, Holt has not presented separate financial statements and other disclosures concerning the subsidiary guarantors as management has determined that such information is not material to investors.

As of June 30, 1999 and June 30, 1998 and for each of the six month periods then ended, summarized financial information is as follows:


                                                            June 30, 1999
                             -------------------------------------------------------------------------------------
                                               Subsidiary
                               HGI             Guarantors        RFD            Eliminations          Consolidated
                             --------          ----------      -------          ------------          ------------
Current assets               $    754           $132,279       $30,776            $      --             $163,809
Non-current assets            293,116            293,860         3,925             (310,317)             280,584
Current liabilities            67,449             77,330         8,818                   --              153,597
Non-current liabilities       142,074            173,107        22,138             (109,618)             227,701

                                                      Six Months Ended June 30, 1999
                             -------------------------------------------------------------------------------------
                                               Subsidiary
                               HGI             Guarantors        RFD            Eliminations          Consolidated
                             --------          ----------      -------          ------------          ------------
Revenue                      $ 24,424           $195,089       $    --            $ (36,383)            $183,130
Operating income               22,146             24,305           (32)             (24,424)              21,995
Net income                     13,294             21,846         2,579              (24,424)              13,295


                                                            June 30, 1998
                             -------------------------------------------------------------------------------------
                                               Subsidiary
                               HGI             Guarantors        RFD            Eliminations          Consolidated
                             --------          ----------      -------          ------------          ------------
Current assets               $  5,395           $ 93,471       $40,615            $      --             $139,481
Non-current assets            225,027            269,322         3,925             (240,368)             257,906
Current liabilities            12,844             65,922         8,949                    -               87,715
Non-current liabilities       140,000            155,970        15,478              (74,388)             237,060

                                                      Six Months Ended June 30, 1998
                             -------------------------------------------------------------------------------------
                                               Subsidiary
                               HGI             Guarantors        RFD            Eliminations          Consolidated
                             --------          ----------      -------          ------------          ------------
Revenue                      $ 18,067           $199,320       $    --            $ (29,768)            $187,619
Operating income               16,083             14,475           (37)             (18,067)              12,454
Net income                      9,394             12,190         5,377              (18,067)               8,894


RFD's current assets consist primarily of marketable securities (See Note 2). RFD's liabilities consist of bank debt and advances from two of the subsidiary guarantors. RFD's net income is a result of dividends received, net of expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes thereto included in
Item 1 of this Quarterly Report, and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Prospectus filed on June 18, 1999.

Effective January 1, 1998, all of Holt's wholly owned subsidaries file a consolidated federal return and, for certain state income taxes, subchapter S corporation tax returns as provided by the International Revenue Code.

Income of subchapter S corporations is reportable by the stockholders on their individual tax returns. Accordingly, no provision for federal or state income taxes has been reflected in the accompanying financial statements for the subchapter S corporations, which earned substantially all of the consolidated income for each year.

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to general economic and business conditions, dependence on debt financing, competition, changes in foreign political, social and economic conditions, customer preferences and various other matters, many of which are beyond the Company's control. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the Company's actual operating results in thousands of dollars and as a percentage of total revenues:


                                          Three Months Ended June 30,                    Six Months Ended June 30,
                                  -----------------------------------------     -----------------------------------------
                                          1999                   1998                   1999                   1998
                                  ------------------     ------------------     ------------------     ------------------
                                     $           %          $           %           $          %           $          %
                                  -------      -----     -------      -----     --------     -----     --------     -----
Operating revenues                $76,534       87.2     $82,513       88.9     $155,332      84.9     $166,252      88.1
Rental income                       7,488        8.5       7,280        7.7       18,557      10.1       16,116       8.6
Other revenues                      3,776        4.3       3,067        3.3        9,232       5.0        6,257       3.3
Revenues from non-consolidated
   affiliates                           4         --          --         --            9        --           --        --
                                  -------      -----     -------      -----     --------     -----     --------     -----
Total revenues                     87,802      100.0      92,860      100.0      183,130     100.0      188,625     100.0
                                  -------      -----     -------      -----     --------     -----     --------     -----

Operating expenses
Terminal                           20,802       23.7      27,484       29.9       43,424      23.7       55,133      29.4
General and administrative         15,762       18.0      14,583       15.7       30,961      16.9       29,013      15.4
Equipment maintenance              12,625       14.4      12,404       13.5       24,494      13.4       24,554      13.1
Insurance and safety                1,798        2.0       1,712        1.9        3,375       1.8        2,550       1.4
Vessel                              9,261       10.5      12,850       14.0       18,920      10.3       23,723      12.6
Transportation                     14,730       16.8      14,636       15.9       29,312      16.0       29,434      15.7
Depreciation and amortization       5,178        5.9       3,639        4.0       10,136       5.5        8,163       4.4
Allowances for losses on
   advances to joint venture           --         --       2,910        3.2           --        --        2,910       1.6
Other operating expenses              299        0.3         451        0.5          513       0.3          691       0.4
                                  -------      -----     -------      -----     --------     -----     --------     -----
Total operating expenses           80,455       91.6      90,669       97.6      161,135      88.0      176,171      93.4
                                  -------      -----     -------      -----     --------     -----     --------     -----

Operating income                  $ 7,347        8.4     $ 2,191        2.4     $ 21,995      12.0     $ 12,454       6.6
                                  -------      -----     -------      -----     --------     -----     --------     -----
Net income                        $ 3,982        4.5     $ 3,406        3.7     $ 13,295       7.3     $  8,894       4.7
                                  =======      =====     =======      =====     ========     =====     ========     =====
Calculation of EBITDA:
   Operating income                 7,347                  2,191                  21,995                 12,454
   Depreciation and amortization    5,178                  3,639                  10,136                  8,163
   Allowances for losses on
    advances to joint venture          --                  2,910                      --                  2,910
                                  -------      -----     -------      -----     --------     -----     --------     -----
   EBITDA                          12,525       14.3       8,740        9.5       32,131      17.5       23,527      12.5

RESULTS OF OPERATIONS

Revenues
Total revenues decreased to $183.1 million, for the six months ended June 30, 1999 from $188.6 million for the six months ended June 30, 1998, a decrease of $5.5 million, or 2.9%.

Total revenues decreased to $87.8 million, for the three months ending June 30, 1999 from $92.9 million for the three months ending June 30, 1998, a decrease of $5.1 million, or 5.4%.

This decrease was attributable primarily to the decrease in ocean revenue to $125.9 million for the six months ended June 30, 1999 compared with $131.5 million for the six months ended June 30, 1998, a decrease of $5.6 million, or 4.3%. Total loads from ocean freight operations in 1999 were 60,965 compared to 62,212 loads for 1998, a decrease of 1,247 loads, or 2.0%. The decreases in loads consisted of an increase in southbound loads of 1,112 which was offset with a decrease in northbound loads of 1,858 as well as a decrease in interisland loads of 501 for a net decrease of 1,247 loads. The decrease in northbound and interisland loads are due to the time it is taking for Puerto Rican exporters to recover from Hurricane Georges. Revenues were further adversely affected by lower revenue per unit due to rate pressure in the U.S.-Puerto Rico trade routes. This competitive pressure is expected to continue to impact NPR's revenues for the foreseeable future.

Trucking revenues in 1999 increased to $2.9 million, from $2.0 million in 1998, an increase of $0.9 million, or 45.0%. Warehousing revenues decreased to $6.6 million in 1999 compared to $8.3 million in 1998, a decrease of $1.7 million, or 20.5% as a result of reduced freight originating on NPR vessels. Stevedoring revenue decreased to $18.8 million in 1999 from $24.4 million in 1998, a decrease of $5.6 million, or 23.0% as a result of reduced vessel calls and container tonnage at Packer Avenue Marine Terminal (PAMT).

Rental income increased to $18.6 million for the six months ended June 30, 1999 from $16.1 million for the six months ended June 30, 1998, an increase of $2.5 million, or 15.5%. This $2.5 million increase was due to increased leasing revenues from the Lessee-Operators at the Gloucester Facility associated with increased tonnage of cargo handled. Rental income for the three months ended June 30, 1999 increased to $7.5 million from $7.3 million for the three months ended June 30, 1998 an increase of $0.2 million, or 2.7%.

Third party stevedoring revenues at the San Juan terminal increased by $3.0 million to $9.2 million for the six months ended June 30, 1999 compared with the six months ended June 30, 1998 due to increased tonnage. Maintenance and repair revenues increased $0.4 million for the six months ended June 30, 1999 compared with the six months ended June 30, 1998.

Terminal Expenses
Terminal expenses decreased to $43.4 million for the six months ended June 30, 1999 from $55.1 million for the six months ended June 30, 1998, a decrease of $11.7 million, or 21.2%.

Terminal expenses decreased to $20.8 million for the three months ended June 30, 1999 from $27.5 million for the three months ended June 30, 1998, a decrease of $6.7 million, or 24.3%.

This decrease was primarily attributable to the lower stevedoring costs as a result of changing ports of call from the Port of Elizabeth to the Packer Avenue facility. The decrease in terminal expenses was further attributable to reduced vessel calls and container tonnage at PAMT and the reduction in the number of north bound loads handled by NPR.

General and Administrative Expenses
General and administrative expenses increased to $31.0 million for the six months ended June 30, 1999 from $29.0 million for the six months ended June 30, 1998, an increase of $2.0 million, or 6.7%.

General and Administrative expenses increased to $15.8 million for the three months ended June 30, 1999 from $14.6 million for the three months ended June 30, 1998, an increase of $1.2 million, or 8.1%.

For the six months ended June 30, 1999, general and administrative expenses decreased by $3.2 million as a result of headcount reduction consisting of a decrease in salaries, wages and benefits of $2.6 million and other related expenses of $0.6 million. These decreases were offset by a one time charge for severance payments of $0.9 million, an increase of $1.4 million in professional fees associated with reorganization of certain administrative and accounting activities and the registration of the Company's Senior Notes.

A further increase of $0.3 million was attributable to start-up costs associated with the formation of two subsidiaries (SAN and SJIT) in San Juan, Puerto Rico for the purpose of expanding the Company's third party stevedoring operations. In addition, during the six months ending June 30, 1998, the provision for bad debts was decreased by $2.5 million to reflect collection of certain accounts receivable balances which had been previously provided for.

Equipment Maintenance Expense
Equipment maintenance expenses remained relatively flat for the six months ended June 30, 1999 and 1998 as well as for the three months ended June 30, 1999 and 1998.

Insurance and Safety Expenses
Insurance and safety expenses increased to $3.4 million for the six months ended June 30, 1999, from $2.6 million for the six months ended June 30, 1998, an increase of $0.8 million, or 30.8%.

This increase was attributable to increased coverage for new equipment, which was purchased to replace older equipment and increased costs for certain of the insurance coverage carried by the Company.

Insurance and safety expenses were $1.8 million and $1.7 million for the three months ended June 30, 1999 and June 30, 1998, respectively.

Vessel Expenses
Vessel expenses decreased to $18.9 million for the six months ended June 30, 1999 from $23.7 million for the six months ended June 30, 1998, a decrease of $4.8 million, or 20.2%.

Vessel expenses decreased to $9.3 million for the three months ended June 30, 1999 from $12.9 million for the three months ended June 30, 1998, a decrease of $3.6 million, or 27.9%.

These decreases were primarily attributable to the change from a 2-2 rotation (Jacksonville twice a week and Philadelphia twice a week) to a 3-1 rotation (Jacksonville three times a week and Philadelphia once a week) in the Company's vessel operations as well as taking one vessel out of service during the slow season. $3.6 million of these savings occurred in the three months ended June 30 1999.

Transportation Expenses
Transportation expenses decreased to $29.3 million for the six months ended June 30, 1999 from $29.4 million for the six months ended June 30, 1998, a decrease of $0.1 million, or 0.3%

Transportation expenses remained unchanged at approximately $14.7 million for the three months ended June 30, 1999 and June 30, 1998.

In order to remain competitive within the industry, NPR has absorbed a significant amount of inter-modal expenses, which had historically been passed through and paid by NPR's customers. However, a change in the vessel rotation has helped to more than offset these expenses.

Depreciation and Amortization Expenses
Depreciation and amortization expenses increased to $10.1 million for the six months ended June 30, 1999 from $8.2 million for the six months ended June 30, 1998, an increase of $1.9 million, or 24.2%.

Depreciation and amortization expenses increased to $5.2 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998, an increase of $1.6 million, or 42.3%.

These increases were primarily attributable to amortization of dry-docking costs incurred in the latter part of 1998.

Allowance for Losses on Joint Venture
No allowance for losses on joint venture was incurred for the six months ended June 30, 1999 whereas $2.9 million of such expenses were incurred for the six months ended June 30, 1998. This allowance had been established to provide for losses arising out of advances made to fund TNX operations which were wound down by the end of 1998.

Other Operating Expenses
Other operating expenses, which consist of operating taxes and charges from Non-consolidated Affiliates, decreased slightly to $ 0.5 million for the six months ended June 30, 1999 from $0.7 million for the six months ended June 30, 1998, a decrease of $0.2 million, or 28.6%.

Other operating expenses decreased to $0.3 million for the three months ended June 30, 1999 from $0.5 million for the three months ended June 30, 1998, a decrease of $0.2 million, or 40.0%.

Net Income
Net Income increased to $13.3 million for the six months ended June 30, 1999 from $8.9 million for the six months ended June 30, 1998, an increase of $4.4 million, or 49.4%.

Net income increased to $4.0 million for the three months ended June 30, 1999 from $3.4 million for the three months ended June 30, 1998, an increase of $0.6 million, or 16.9%.

Despite a decrease in total revenue for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, net income increased as a result of the cost reductions noted above.

EBITDA
EBITDA increased to $32.1 million for the six months ended June 30, 1999 from $23.5 million for the six months ended June 30, 1998, an increase of $8.6 million, or 36.6%.

EBITDA increased to $12.5 million for the three months ended June 30, 1999 from $8.7 million for the three months ended June 30, 1998, an increase of $3.8 million, or 43.7%.

The increase in EBITDA was attributable to the changes in revenues and expenses as discussed above.

SEASONALITY

Holt handles a variety of cargoes throughout the year ranging from refrigerated meat and produce to steel and wood products. Holt believes that this diversified mix of cargoes has reduced the effects of seasonality associated with specific types of cargoes.

Although NPR historically realized a seasonal impact on its revenues during December (due to Christmas) and May (due to Mother's Day), this seasonal impact has diminished significantly over the past two years. The Company believes that this decrease is attributable partially to greater use of Time Volume Agreements
(TVAs) and fixed rate contracts in NPR's trade, which reduces the fluctuation in cargo volumes throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs relate primarily to payment of principal and interest on outstanding indebtedness, including interest payments on the Senior Notes, the funding of capital expenditures and the funding of distributions to the Company's sole shareholder primarily to pay income taxes.

For the six months ended June 30, 1999, net cash from operating, investing and financing activities was sufficient for the Company to satisfy all debt service requirements and to make the necessary capital acquisitions and improvements.

Net cash flow provided by operating activities was $5.8 million. In addition to net income of $13.2 million and non cash charges of $13.1 million, cash flows were also provided by a reduction in trade and tenant accounts receivable of $3.1 million. Funds used in operating activities included $12.7 million which primarily represents the deferral of additional expenses incurred to operate as a result of Hurricane Georges. These expenditures are included in the claim submitted by the Company to its insurance carrier. Additional Funds used in operating activities included a $14.1 million reduction in accounts payable and accrued expenses.

The Company also distributed to its sole stockholder a dividend of $5.6 million during the six months ended June 30, 1999 which was used by the stockholder to repay a $5.0 million note receivable to the Company.

Net cash used in investing activities for the six months ended June 30, 1999 was $15.1 million of which $9.3 million was attributable to the purchase of options to acquire 1.5 million shares of Atlantic Container Line AB stock, and $2.9 million was used to fund capital expenditures.

Net cash provided by financing activities for the six months ended June 30, 1999 was $16.1 million. The Company borrowed $17.3 million to fund expenses incurred as a result of Hurricane Georges. The Company also increased its borrowings under its revolving credit facility by $5.5 million and repaid $1.6 million of other bank and equipment notes.

An additional source of liquidity for the Company is its Revolving Credit Facility. Financing available under the Revolving Credit Facility consists of a $50 million revolver, under which approximately $6.4 million in letters of credit and approximately $42.5 million of borrowings were outstanding at June 30, 1999. On February 25, 1999 the Revolving Credit Facility was amended to provide for an additional $17.3 million in the form of a term loan as an advance against insurance proceeds expected to be collected by the Company for damages caused by Hurricane Georges.

As of June 30, 1999, the Company had outstanding $279.2 million of consolidated indebtedness, consisting of (i) $140.0 million principal amount of the Senior Notes and (ii) $139.2 million of senior secured indebtedness.

The Company's mandatory debt service requirements for maturities of the Revolving Credit Facility and long-term debt for the years ending June 30, 2000, 2001 and 2002 are $73.2 million, $3.3 million and $2.8 million, respectively. The Company anticipates exercising its option to extend the maturity date of the Revolving Credit Facility (having an outstanding balance of $42.5 million at June 30, 1999) to November 2000.

As substantially all of the Company's operating income is generated by its subsidiaries, the Company is dependent on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations. The ability of the subsidiaries to pay dividends to the Company is subject to, among other things, the terms of the Revolving Credit Facility and Other Indebtedness and Financings to which they are subject. Certain of the Other Indebtedness and Financings restrict distributions from the Issuer's subsidiaries to the Issuer to a percentage of cumulative net income, subject to certain adjustments.

The Company's aggregate capital expenditures for the six months ended June 30, 1999 and for the year ended December 31, 1998 and were $2.9 million and $19.1 million, respectively. The Company's capital spending in each period related principally to the construction of certain improvements and purchase of material handling equipment at the Gloucester Facility and the Packer Avenue Facility as well as the acquisition of rolling stock used in its vessel operations.

RECENT DEVELOPMENTS

Hurricane Georges. The Company's operations in San Juan, Puerto Rico have been affected by Hurricane Georges which struck the island during September 1998. Although certain of its buildings and cranes located at Puerto Nuevo suffered damages, NPR was able to continue to conduct business since two of the high speed cranes used by the Company were not damaged. Additionally, NPR's fleet of vessels did not incur any damage. The Company has submitted a claim to its property insurance carrier for recovery of the replacement cost of the equipment and buildings which were damaged, business interruption and extra expense. The net book value of the damaged equipment and buildings are carried on the Company's books at a de minimis value since these assets have been fully depreciated.

The Company has submitted a claim to its insurance carrier for $42.5 million and believes that substantially all of the damages will be covered by its insurance policy. The Company has received $8 million as an advance against its insurance claim which has not yet been finalized.

IMPACT OF YEAR 2000 ON THE COMPANY'S SYSTEMS

Many computer systems were not designed to handle dates beyond the year 1999, and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is in the process of determining whether its computer systems are Year 2000 compliant and is replacing or upgrading those computer systems that are not.

The Company has two major data centers, NPR in Edison, New Jersey and Holt in Gloucester City, New Jersey. NPR has an IBM mainframe, two local area networks and 13 remote site locations. Holt has three IBM AS/400s, one local area network, 10 remote site locations and three RF site locations.

The Company's systems software is principally supplied by IBM. The operating systems for the IBM mainframe and the IBM AS/400s are already Year 2000 compliant. Other system software used by the Company is supplied by Computer Associates, Microsoft, and Novell. All of these software systems are represented to be Year 2000 compliant by these software vendors. A detailed plan and impact analysis was conducted by the Company to determine the extent of Year 2000 implications on the Company's mainframe and AS/400 computer systems with respect to business applications developed and maintained by the Company. The Company is utilizing existing staff and outside resources to fix and test all such business applications. Business software supplied by third parties used by the Company is represented to be Year 2000 compliant by the vendors of the software.

The Company's Year 2000 readiness plan includes the scanning, testing and modification or upgrade (where necessary) of approximately 20,000 programs and files used throughout the Company's operations. The Company has purchased additional computers and conversion tools to be used in connection with the testing and upgrading of existing systems and has hired additional programmers to assist with the Year 2000 project. The Company expects to complete all required upgrades by September 1, 1999. The estimated cost of the Company's Year 2000 readiness project is approximately $1.2 million of which approximately $1.1 million has been incurred through June 30, 1999.

In the event the Company does not achieve Year 2000 compliance by January 1, 2000, the resulting misrepresentation of date calculation in the Company's computer systems could result in interruption in the Company's business, loss of customers, inability to properly process or account for payments from customers or payments to vendors and personnel, and claims for damages arising out of the foregoing, any or all of which could have a material adverse effect on the Company's financial condition and results of operations. The Company considers this scenario to be unlikely as its Year 2000 compliance methodology includes testing of the Company developed software and the vendor supplied software in a Year 2000 environment and is proceeding on a schedule which would result in completion of all required upgrades by September 1, 1999.

While the Company has contacted its key business partners and inquired as to the status of their Year 2000 compliance, the Company has not received responses indicating an expectation of achieving Year 2000 compliance from all of them. The Company has no control over the systems and services used by third parties with which it interfaces, and accordingly, there can be no assurance that all key business partners will successfully resolve all of their Year 2000 compliance issues. Although the Company cannot predict with accuracy the actual adverse consequences if key business partners do not achieve Year 2000 compliance, it is possible that such non-compliance could result in an interruption in the Company's business which could have a material adverse effect on the Company's financial condition and results of operations.

Contingency plans are being developed to ensure critical operations continue uninterrupted in the event the Company or key business partners fail to resolve their respective Year 2000 issues in a timely manner. Such plans will be developed by the end of the third quarter of 1999 and will be in place prior to the end of the year. The Company will identify and prioritize the potential risks and will coordinate this plan with all its departments. The contingency plan will include the close monitoring of service performance in Year 2000 and, if needed, the replacement of automated information transference with manual documents and the development of conversion systems of key interfaces should key business partners, with which the Company exchanges data, fail to comply on time.

ENVIRONMENTAL MATTERS

The Company's operations are subject to various federal and state environmental laws and regulations, including but not limited to, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), which creates liability on the part of the owner or operator of a facility for the investigation and remediation of hazardous substances, as well as creating the authority and funding for unilateral response action by the United States Environmental Protection Agency ("EPA"). In addition, portions of the Gloucester Facility are part of a multi-property action pursuant to CERCLA to address historic contamination via radioactive material. Holt has voluntarily entered into a consent order with the EPA requiring the performance of certain investigative measures and the proposal of certain remedial measures in connection with the Gloucester Facility. The Company has conducted recent environmental assessments at each of its facilities and believes it is in material compliance with all environmental laws and does not anticipate material expenditures for environmental compliance in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign currency denominated forecasted transaction.

SFAS No. 133 amends SFAS No. 52 "Foreign Currency Translation" to permit special accounting for a hedge of a foreign currency forecasted transaction with a derivative. It supersedes SFAS No. 80 "Accounting for Futures Contracts, Risk and Financial Instruments with Concentrations of Credit Risk" and No. 119 "Disclosure and Derivative Financial Instruments and Fair Value of Financial Instruments." Such statement also amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to include in SFAS No. 107 the disclosure provisions about concentrations of credit risk from SFAS No. 105, SFAS No. 133 also nullifies or modifies the consensus reached on a number of issues addressed by the Emerging Issues Task Force.

SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of this statement should be as of the beginning of an entity's fiscal quarter following June 15, 1999. On that date, hedging relationships must be designated anew and documented pursuant to the provisions of this statement. Earlier application of all of the provisions of this statement is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. This statement should not be applied retroactively to financial statements of prior periods. The Company does not expect the impact of SFAS No. 133 to have a material affect on its Financial Reporting.

During April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the impact of SOP 98-5 to have a material effect on its financial reporting.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

NPR and the Company are also defendants in a lawsuit filed in May 1999, in the United States District Court for the District of Puerto Rico (Sea-Land Service, Inc., Piercrane, Inc. v. NPR (Navieras) Inc. et al., No. 99-1420). The plaintiffs seek damages in an amount not less than fifty million dollars ($50,000,000) to compensate them for damages to their property and business arising out of defendants' alleged negligence and NPR's breach of contract.

In their lawsuit, the plaintiffs claim that during Hurricane Georges, NPR's cranes, one of which is leased from Sea-Land, broke from their securing arrangements and struck plaintiffs' cranes because defendants failed to properly prepare for the Hurricane. Furthermore, the plaintiffs claim that since NPR is obligated, under its lease with Sea-Land for one of the cranes, to indemnify Sea-Land for all losses incurred by Sea-Land in any way relating to possession and use of the crane, NPR's failure to hold Sea-Land harmless for the losses it suffered as a result of the leased crane striking plaintiffs' cranes, constitutes a breach of contract under the lease. Although the Company believes that any liability of NPR and the Company in connection with the lawsuit is covered by insurance, there can be no assurance in that regard or that the resolution of this lawsuit will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 2. Changes in Securities                                 None

Item 3. Defaults Upon Senior Securities                       None

Item 4. Submission of Matters to a Vote of Security Holders   None

Item 5. Other Information:

On August 2, 1999, the Company consummated the exchange of all of its outstanding 9 3/4% Senior Notes due 2006 ("Old Notes") for its 9 3/4% Senior Notes due 2006 registered under the Securities Act of 1933, as amended ("New Notes"), pursuant to the terms of the Exchange Offer set forth in the Company's Registration Statement. All of the Old Notes were tendered in exchange for the New Notes.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit                             Description
Number                              of Exhibit
-------                             -----------
 27.1                               Financial Data Schedule


(b) Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE HOLT GROUP, INC
                                      (Registrant)


DATE: August 9, 1999                  BY: /s/ Thomas J. Holt, Sr.
                                          -------------------------------------
                                          Thomas J. Holt, Sr.
                                          Chief Executive Officer


DATE: August 9, 1999                  BY: /s/ Bernard Gelman
                                          -------------------------------------
                                          Bernard Gelman
                                          Chief Financial Officer and Director