Form 10-Q
period 1999-09-30
HOLT GROUP INC
filed 1999-11-15
CIK 1059888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999
                                                          ------------------

                                    OR

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                  to
                                       ---------------   --------------


                        Commission file number 333-52599

                              THE HOLT GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                     23-2932358
(State or other jurisdiction of                              (IRS Employer
Incorporation or organization                                Identification No.)

101 SOUTH KING STREET, GLOUCESTER CITY NEW JERSEY            08030
(Address of principal executive offices)                     (Zip Code)

(856) 742-3000
(Registrant's telephone number, including area code)


NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The total number of shares of common stock, par value $.01 per share, outstanding as of November 15, 1999 was 100. The Registrant has no other class of common stock outstanding.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                           Page No.
                                                                                                           --------
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998              1-2

         Unaudited Consolidated Statements of Income
         for the Nine months ended September 30, 1999 and September 30, 1998                                   3

         Unaudited Consolidated Statements of Comprehensive Income (Loss)
         for the Nine months ended September 30, 1999 and September 30, 1998                                   4

         Consolidated Statements of Stockholder's Equity for the Year ended
         December 31, 1998 and Nine months ended September 30, 1999 (Unaudited)                                5

         Unaudited Consolidated Statements of Cash Flows for the Nine months
         ended September 30, 1999 and September 30, 1998                                                       6

         Notes to Consolidated Financial Statements                                                         7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                         12-19

Part II  OTHER INFORMATION                                                                                 20-21

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30,    December 31,
                                                                             1999            1998
                                                                         -------------    ------------
                                                                          (Unaudited)       (Audited)

                                                                   (Dollars in thousands, except share data)
Assets

Current assets
  Cash                                                                  $     3,444       $    4,821
  Marketable securities                                                      29,661           26,143
  Receivables
    Trade                                                                    55,127           57,077
    Tenants                                                                  43,778           40,296
    Other                                                                     9,448           13,669
  Fuel and supplies                                                           2,601            2,338
  Prepaid expenses                                                           20,416            3,428
  Other current assets                                                        2,057            3,540
                                                                        -----------       ----------
    Total current assets                                                    166,532          151,312
                                                                        -----------       ----------

Property, plant and equipment, net of accumulated
  depreciation and amortization                                             188,222          195,265
                                                                        -----------       ----------

Other Assets
  Receivables, other                                                         29,150           29,032
  Investments                                                                 2,925            2,925
  Unamortized financing costs                                                 3,146            3,616
  Capitalized overhaul costs, net of amortization                            15,239           19,333
  Other                                                                       9,501            9,344
  Receivables from non-consolidated affiliates                               24,311           25,403
                                                                        -----------       ----------
    Total other assets                                                       84,272           89,653
                                                                        -----------       ----------

                                                                        $   439,026       $  436,230
                                                                        ===========       ==========


          See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                                                                         September 30,    December 31,
                                                                             1999            1998
                                                                         -------------    ------------
                                                                          (Unaudited)       (Audited)

                                                                   (Dollars in thousands, except share data)
Liabilities and Stockholder's Equity

Current liabilities:
  Revolving credit facility                                             $    42,500       $   37,000
  Notes payable, bank                                                        27,554            9,036
  Current maturities of long-term debt
    Note payable, bank                                                        1,577            1,779
    Other                                                                     3,373            3,211
  Accounts payable                                                           47,830           55,676
  Payroll taxes payable                                                       3,822            4,433
  Accrued expenses                                                           19,606           30,040
  Payments in excess of billings                                              3,939            3,353
                                                                        -----------       ----------
    Total current liabilities                                               150,201          144,528
                                                                        -----------       ----------

Long-term debt, net of current maturities
  Notes payable, banks                                                        1,047            1,164
  Notes payable, other                                                      203,984          205,624
                                                                        -----------       ----------
    Total long-term debt, net of current maturities                         205,031          206,788
                                                                        -----------       ----------

Payables to non-consolidated affiliates                                       9,893           13,979
                                                                        -----------       ----------

Other long-term liabilities                                                  12,016           11,108
                                                                        -----------       ----------

Stockholder's equity:
  Common stock, par value $.01, authorized 1,000
    shares, issued and outstanding 100 shares                                    --               --
  Additional paid-in capital                                                  1,131            1,131
  Retained earnings                                                          68,421           60,685
  Accumulated other comprehensive (loss)                                     (7,667)          (1,989)
                                                                        -----------       ----------
    Total stockholder's equity                                               61,885           59,827
                                                                        -----------       ----------

                                                                        $   439,026       $  436,230
                                                                        ===========       ==========

           See accompanying notes to consolidated financial statements.

             THE HOLT GROUP, INC. AND SUBSIDIARIES
          UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                       September 30,
                                                        ----------------------------          ----------------------------
                                                          1999               1998               1999                1998
                                                        --------            -------           ---------           --------
                                                                               (Dollars in thousands)
Revenue
   Operating                                            $ 77,438            $ 76,571          $ 232,770           $ 240,941
   Rental income                                           5,409               5,150             23,966              21,266
   Other                                                   4,599               2,788             13,831               9,045
   Revenue from non-consolidated affiliates                   85                   4                 94                   4
                                                        --------            --------           --------            --------
      Total revenues                                      87,531              84,513            270,661             271,256
                                                        --------            --------           --------            --------

Operating expenses
   Terminal                                               23,775              23,872             67,199              77,123
   General and administrative                             15,431              12,599             46,392              41,612
   Equipment maintenance                                  13,100              11,391             37,594              35,945
   Insurance and safety                                    2,168               2,023              5,543               4,573
   Vessel                                                  9,468              10,929             28,388              34,652
   Transportation                                         14,381              12,930             43,693              42,364
   Depreciation and amortization                           5,309               3,764             15,445              11,927
   Operating taxes and licenses                              192                 151                426                 426
   Losses on investment in joint venture                       -                 989                  -               3,899
   Charges from non-consolidated affiliates                  138                 152                417                 568
                                                        --------            --------           --------            --------
      Total operating expenses                            83,962              78,800            245,097             253,089
                                                        --------            --------           --------            --------

Income from operations                                     3,569               5,713             25,564              18,167
                                                        --------            --------           --------            --------
Interest expense, net                                      6,098               4,947             17,842              14,285
                                                        --------            --------           --------            --------

Other income (expense)
   Gain on sale of property and equipment                     11                   -                 14                  53
   Insurance proceeds                                      2,677                   -              2,677                   -
   Dividends received                                          -                   -              3,062               5,799
   Realized foreign exchange loss                              -                  (9)               (21)                (83)
                                                        --------            --------           --------            --------
      Total other income                                   2,688                  (9)             5,732               5,769
                                                        --------            --------           --------            --------

Net income                                                 $ 159               $ 757           $ 13,454             $ 9,651
                                                        ========            ========           ========             =======


           See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                   Three Months Ended                  Nine Months Ended
                                                                      September 30,                       September 30,
                                                             ----------------------------          --------------------------
                                                                 1999               1998             1999              1998
                                                              ---------           --------          --------         --------
Net income                                                    $    159            $   757           $13,454           $ 9,651
                                                              --------            -------           -------           -------
Other comprehensive income (loss):
   Foreign exchange translation adjustments                       (137)               (10)              108               294
   Changes in market value on marketable securities             (1,130)             6,815            (5,786)            1,355
                                                              --------            -------           -------           -------
      Total other comprehensive (loss)                          (1,267)             6,805            (5,678)            1,649
                                                              --------            -------           -------           -------

Total other comprehensive income (loss)                       $ (1,108)           $ 7,562           $ 7,776           $11,300
                                                              ========            =======           =======           =======


          See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1998
          AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)


                                               Common                                              Accumulated
                                               Stock         Common   Additional                      Other              Total
                                             Number of       Stock     Paid-in     Retained       Comprehensive      Stockholder's
                                               Shares        Amount     Capital    Earnings       Income (Loss)          Equity
                                             ---------       ------   ----------   --------       -------------      -------------
                                                                 (Dollars in thousands, except share data)

Balance, January 1, 1998                         100            -         631       55,147            16,951             72,729
Net income                                                                          10,559                               10,559
  Gain on sale of equipment to company
      owned by relatives of Holt's
      stockholder                                                         500                                               500
Foreign exchange adjustments                                                                             275                275
Change in market value of marketable
   securities                                                                                        (19,215)           (19,215)
Dividends paid                                                                      (5,021)                              (5,021)
                                             -------        -----      ------     --------          --------           --------
Balance, December 31, 1998                       100            -       1,131       60,685            (1,989)            59,827

Net income from January 1, 1999 to
   September 30, 1999 (unaudited)                                                   13,454                               13,454
Foreign exchange adjustments
(unaudited)                                                                                              108                108
Change in market value of marketable
   securities (unaudited)                                                                             (5,786)            (5,786)
Dividends paid                                                                      (5,718)                              (5,718)
                                             -------        -----      ------     --------          --------           --------
Balance, September 30, 1999 (unaudited)          100          $ -      $1,131     $ 68,421          $ (7,667)          $ 61,885
                                             =======        =====      ======     ========          ========           ========


          See accompanying notes to consolidated financial statements.

                     THE HOLT GROUP, INC. AND SUBSIDIARIES
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     -----------------------------
                                                                                       1999                 1998
                                                                                     --------              -------
                                                                                        (Dollars in thousands)
Cash flows from operating activities
  Net income                                                                         $ 13,454              $ 9,651
  Adjustments to reconcile net income to net
    cash (used in) provided by operating activities
     Depreciation and amortization                                                     15,445               11,927
    Gain on sale of property & equipment                                                  (14)                 (53)
    Allowance for doubtful accounts                                                     5,326                1,494
  Change in assets and liabilities
      (Increase) decrease in assets
       Trade receivables                                                               (3,375)             (15,226)
       Tenants receivables                                                             (3,482)               5,394
        Fuel and supplies                                                                (262)                (238)
        Prepaid expenses                                                              (16,989)               1,113
       Other current assets                                                             1,484                 (179)
       Other assets                                                                      (224)              (2,782)
      Increase (decrease) in liabilities
       Accounts payable                                                                (7,848)              32,395
       Payroll taxes payable                                                             (612)               1,003
       Accrued expenses                                                               (10,434)             (17,357)
       Payments in excess of billings                                                     586                  (87)
       Other noncurrent liabilities                                                       907                 (921)
                                                                                     --------              -------
Net cash (used in) provided by operating activities                                    (6,038)              26,134
                                                                                     --------              -------

Cash flow from  investing activities
    Proceeds from sale of property & equipment                                            484                4,554
    Purchases of  marketable securities                                                (9,303)              (5,224)
    Purchases and construction of property, plant and equipment                        (3,984)             (17,059)
    Capitalized overhaul costs                                                           (256)             (13,329)
    Decrease (increase) in other receivables                                            4,104              (18,496)
    Decrease (increase) in receivables from non-consolidated affiliates                 1,092               (1,527)
    (Decrease) increase in payables to non-consolidated affiliates                     (4,086)               2,007
    Increase in goodwill                                                                                    (1,222)
                                                                                     --------              -------
Net cash (used in) investing activities                                               (11,949)             (50,296)
                                                                                     --------              -------

Cash flow from financing activities
    Contribution of capital                                                                                    500
    Net proceeds (payments on) term notes                                              24,016              (10,100)
    Proceeds of long-term debt                                                          2,048              144,560
    Payments on long-term debt                                                         (3,736)            (108,157)
    Dividends paid                                                                     (5,718)              (4,922)
                                                                                     --------              -------
Net cash provided by financing activities                                              16,610               21,881
                                                                                     --------              -------

Net  increase (decrease) in cash                                                       (1,377)              (2,281)
Cash, at beginning of year                                                              4,821                8,005
                                                                                     --------              -------
Cash, at end of period                                                                $ 3,444              $ 5,724
                                                                                     ========              =======

Supplemental disclosures of cash flow information
  Cash paid during the year for interest, net of amounts capitalized                 $ 22,516              $ 5,934
                                                                                     ========              =======

Non-cash investing and financing activities
  Change in market value of marketable securities                                    $ (5,786)            $ (5,460)
  Unrealized foreign exchange gain                                                        108                  304
  Gain on sale of property and equipment to company
      owned by relatives of Holt's stockholder                                              -                  500

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

The consolidated financial statements include Holt's wholly owned subsidiaries, Holt Hauling and Warehousing System, Inc. (HHW), Holt Cargo Systems, Inc. (HCS), The Riverfront Development Corporation (RFD), Murphy Marine Services, Inc. (MMS) and subsidiary (Wilmington Stevedores, Inc.), San Juan International Terminals, Inc. (SAN), SJIT, Inc. (SJIT) and NPR Holdings Corporation and subsidiaries (NPR, Inc., NPR-Navieras Receivables, Inc., and NPR S.A., Inc. collectively,
NPR).

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

Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in Holt's Prospectus filed with the SEC on June 18, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Holt does not currently use derivative financial instruments and does not expect the adoption of Statement No. 133 to have a material impact on its financial statements.


RECLASSIFICATIONS

Certain amounts in the September 30, 1998 financial statements have been reclassified to conform to the September 30, 1999 presentation.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

(2) MARKETABLE SECURITIES AVAILABLE FOR SALE

In April 1997, RFD purchased 1,096 shares (subsequently converted into 2,192 shares as a result of a 2-for-1 stock split) of common stock, representing 16.9% of the outstanding shares of Atlantic Container Line AB (ACL), a publicly traded foreign corporation, at a cost of $23.5 million for cash and a $8.5 million note payable to a foreign bank. The note is due in December 1999 and bears interest at the London Inter-Bank Offered Rate (LIBOR) plus 2.25%. Holt has recently executed a commitment letter with the foreign bank providing for an extension of the maturity date of the note to December, 2000.

During June 1998, RFD purchased options to buy approximately 1.5 million shares (11.1%) of ACL stock at a cost of $5.2 million. These options were scheduled to expire in March of 1999. Prior to the expiration dates of these options, RFD entered into new option agreements for the 1.5 million shares and paid approximately $9.3 million for the new options, which are now scheduled to expire on December 1, 1999 and have an exercise price of 50.50 NOK per share (approximately $6.40 per share as of the filing date of this form 10Q). Holt expects to negotiate for an extension of the term of the options to June 1, 2000.

Marketable securities available-for-sale and other cost investments were as follows:


                                              September 30,                                     December 31,
                                                  1999                                              1998
                            -----------------------------------------------       ---------------------------------------
                                               Unrealized                                        Unrealized
                                                 Holding                                           Holding
                              Cost                (Loss)             Total          Cost         Gain (Loss)      Total
                            --------            ---------          --------       --------        ---------      --------
Stock - ACL                 $ 23,509               $ (69)          $ 23,440       $ 23,509         $ 2,069       $ 25,578
Options - ACL                 14,505              (8,297)             6,208          5,201          (4,649)           552
Other                             13                                     13             13               -             13
                            --------            ---------          --------       --------        ---------      --------
 Total                      $ 38,027            $ (8,366)          $ 29,661       $ 28,723        $ (2,580)      $ 26,143
                            ========            =========          ========       ========        =========      ========

Dividends declared for the nine months ended September 30, 1999 and the year ended December 31, 1998 were $3,062 and $5,799, respectively, and are included in Other Income in the accompanying Consolidated Statements of Income.

It is Holt's intent to dividend to Holt's sole stockholder the ACL shares and options it owns subject to all indebtedness related to the shares and options and also subject to receiving all necessary governmental and third party consents for ultimate distribution. As of September 30, 1999, such indebtedness amounted to $31.1 million, of which $10.3 million was payable to a bank and $20.8 million was payable to other subsidiaries of Holt. In conjunction with the proposed distribution, Holt's sole shareholder would assume such indebtedness and agree to repay the portion payable to Holt ($20.8 million) prior to June 30, 2000. In the event the dividend is not declared, Holt intends to otherwise liquidate the ACL stock and options.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


(3) THE REVOLVING CREDIT FACILITY AND LONG-TERM DEBT

                                                                    SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                                    ------------------   -----------------
Revolving Credit Facility                                                $42,500             $ 37,000
Notes payable, banks                                                      30,178               11,979
Senior Notes                                                             140,000              140,000
Bonds payable
   1997 Fixed Rate Series K                                               27,250               27,250
   1992 Fixed Rate Series G                                               10,000               10,000
   1992 Fixed Rate Series H                                                9,000                9,000
   1992 Fixed Rate Series J                                                5,000                5,000
Construction mortgage payable                                              4,943                4,896
Equipment financing                                                       11,164               12,689
                                                                          ------               ------
                                                                         280,035              257,814
                                                                         -------              -------

Less current maturities:
   Revolving Credit Facility                                              42,500               37,000
   Notes payable, banks                                                   29,131               10,815
   Equipment and construction notes payable                                3,373                3,211
                                                                           -----                -----

                                                                        $205,031             $206,788
                                                                        ========             ========

REVOLVING CREDIT FACILITY AND NOTES PAYABLE, BANKS

At September 30, 1999 and December 31, 1998, revolving credit facility and notes payable, banks, consist of the following:

                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                           1999                1998
                                                                       -------------       ------------
Revolving credit facility due in November 1999 with interest
   payable monthly at prime plus 3/4%, secured by the vessels.           $42,500              $37,000

Term loan due the earlier of the finalization of the insurance claim regarding Hurricane Georges or December 31, 1999 with interest
   payable monthly at prime plus 3/4% secured by accounts receivable.     17,250                    -

Term loan due December 1999 with interest payable quarterly at
   LIBOR plus 2.25%, secured by investments in
   marketable securities.                                                 10,304                9,036

Payable in monthly installments of $19 plus interest at 1.25% over
   prime. The final payment of $1,186 is due in December 1999.             1,244                1,419

Payable in monthly installments of $28 plus interest at prime.               687                  750

Payable in monthly installments of $16 plus interest at prime.               672                  750

Payable in monthly installments of $.5 including interest at 11%.             21                   24
                                                                         -------              -------

                                                                         $72,678              $48,979
                                                                         =======              =======

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

CONSTRUCTION MORTGAGE PAYABLE

The mortgage is payable in monthly installments of $33 including interest at 6%; final payment of $2,952 including interest, is due in March, 2012.

EQUIPMENT FINANCING

The equipment obligations are payable in monthly installments aggregating $264 plus interest. Interest rates at September 30, 1999 and December 31, 1998 ranged from 6.66% to 10.28%.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

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

As of September 30, 1999 and September 30, 1998 and for each of the nine month periods then ended, summarized financial information is as follows:

                                                           September 30, 1999
                              ------------------------------------------------------------------------------------
                                              Subsidiary
                                HGI           Guarantors         RFD             Eliminations        Consolidated
                             --------         ----------      --------           ------------        ------------
Current assets               $    775          $ 136,110      $ 29,647            $       -            $ 166,532
Non-current assets            286,986            187,984         3,925             (206,401)             272,494
Current liabilities            63,692             75,962        10,547                    -              150,201
Non-current liabilities       140,000             66,150        20,790                    -              226,940


                                                    Nine Months Ended September 30, 1999
                              ------------------------------------------------------------------------------------
                                              Subsidiary
                                HGI           Guarantors         RFD             Eliminations        Consolidated
                             --------         ----------      --------           ------------        ------------
Revenue                      $ 30,135          $ 288,391      $      -            $ (47,865)           $ 270,661
Operating income (loss)        27,070             28,681           (52)             (30,135)              25,564
Net income                     13,454             27,799         2,336              (30,135)              13,454

                                                           September 30, 1998
                              ------------------------------------------------------------------------------------
                                              Subsidiary
                                HGI           Guarantors         RFD             Eliminations        Consolidated
                             --------         ----------      --------           ------------        ------------
Current assets                $ 5,421          $ 108,470      $ 30,795            $       -            $ 144,686
Non-current assets            234,319            282,954         3,926             (250,236)             270,963
Current liabilities            21,972             84,631         9,430                    -              116,033
Non-current liabilities       140,000            161,164        15,510              (79,714)             236,960


                                                    Nine Months Ended September 30, 1998
                              ------------------------------------------------------------------------------------
                                              Subsidiary
                                HGI           Guarantors         RFD             Eliminations        Consolidated
                             --------         ----------      --------           ------------        ------------
Revenue                      $ 22,947          $ 288,740      $      -            $ (40,431)           $ 271,256
Operating income               20,184             20,989           (59)             (22,947)              18,167
Net income                     10,151             17,756         5,191              (23,447)               9,651

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

Effective January 1, 1998, all of Holt's wholly owned subsidiaries file a consolidated federal return and, for certain state income taxes, subchapter S corporation tax returns as provided by the Internal Revenue Code.

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

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the Company's actual operating results in thousands of dollars and as a percentage of total revenues:


                                              Three Months Ended                           Nine Months Ended
                                                  September 30,                               September 30,
                                   ---------------------------------------      ----------------------------------------
                                          1999                  1998                  1999                  1998
                                   -----------------      ----------------      -----------------      -----------------
                                      $           %          $         %           $           %         $           %
Operating revenues                $77,438       88.5      76,571      90.6      232,770      86.1      240,941      88.8
Rental income                       5,409        6.2       5,150       6.1       23,966       8.9       21,266       7.8
Other revenues                      4,599        5.3       2,788       3.3       13,831       5.1        9,045       3.3
Revenues from non-consolidated
   affiliates                          85          -           4         -           94         -            4       0.0
                                  -------       ----     -------      ----     --------      ----     --------      ----
Total revenues                     87,531      100.0      84,513     100.0      270,661     100.0      271,256     100.0
                                  -------       ----     -------      ----     --------      ----     --------      ----

Operating expenses
Terminal                           23,775       27.2      23,872      28.2       67,199      24.8       77,123      28.4
General and administrative         15,431       17.6      12,599      14.9       46,392      17.1       41,612      15.3
Equipment maintenance              13,100       15.0      11,391      13.5       37,594      13.9       35,945      13.3
Insurance and safety                2,168        2.5       2,023       2.4        5,543       2.0        4,573       1.7
Vessel                              9,468       10.8      10,929      12.9       28,388      10.5       34,652      12.8
Transportation                     14,381       16.4      12,930      15.3       43,693      16.1       42,364      15.6
Depreciation and amortization       5,309        6.1       3,764       4.5       15,445       5.7       11,927       4.4
Allowances for losses on
   advances to joint venture            -          -         989       1.2            -         -        3,899       1.4
Other operating expenses              330        0.4         303       0.4          843       0.3          994       0.4
                                  -------       ----     -------      ----     --------      ----     --------      ----
Total operating expenses           83,962       95.9      78,800      93.2      245,097      90.6      253,089      93.3
                                  -------       ----     -------      ----     --------      ----     --------      ----

Operating income                  $ 3,569        4.1     $ 5,713       6.8     $ 25,564       9.4     $ 18,167       6.7
                                  -------       ----     -------      ----     --------      ----     --------      ----

Net income                        $   159        0.2     $   757       0.9     $ 13,454       5.0     $  9,651       3.6
                                  =======       ====     =======      ====     ========      ====     ========      ====

Calculation of EBITDA (1):
   Operating income                 3,569                  5,713                 25,564                 18,167
   Depreciation and amortization    5,309                  3,764                 15,445                 11,927
   Allowances for losses on
    advances to joint venture           -                    989                      -                  3,899
                                  -------       ----     -------      ----     --------      ----     --------      ----
   EBITDA                           8,878       10.1      10,466      12.4       41,009      15.2       33,993      12.5

(1) The term EBITDA as used herein represents operating income plus depreciation and amortization, adjusted to exclude certain non-recurring revenues and expenses. EBITDA has been presented because the Company believes it is commonly used in this or a similar format by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the related notes thereto included elsewhere in this Form 10Q.

RESULTS OF OPERATIONS

REVENUES
Total revenues decreased to $270.7 million, for the nine months ended September 30, 1999 from $271.3 million for the nine months ended September 30, 1998, a decrease of $0.6 million, or 0.2%.

Operating revenues decreased to $232.8 million, for the nine months ended September 30, 1999 from $240.9 million for the nine months ended September 30, 1998, a decrease of $8.1 million, or 3.4%.

The decrease in operating revenues was partially due a decrease in ocean revenue of approximately $5.6 million. While southbound volume for the nine month period ended September 30, 1999 increased by approximately 1,100 containers over the comparable period for 1998, the average revenue per unit decreased approximately 3% resulting in a reduction in southbound revenue. The Company experienced both a decrease in northbound volume of approximately 1,600 containers and a slight decrease in revenue per unit of 0.6% for the nine months ended September 30, 1999 compared to the comparable period for 1998 which resulted in a reduction in northbound revenue. While interisland revenue per unit increased approximately 4.3%, interisland volume decreased by 381 containers resulting in a net decrease in interisland revenue for the for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. The Company continues to experience competitive rate pressure. While volume increased slightly for the three months ended September 30, 1999 compared to the same period 1998, the trend in revenue per container continued to decrease. This competitive pressure is expected to continue to impact NPR's revenues for the foreseeable future.

Operating revenues were further adversely affected by a $6.3 million decrease in stevedoring revenue for the nine month period ended September 30, 1999 as a result of reduced vessel calls and containers handled at Packer Avenue Marine Terminal (PAMT).

Decreases in operating revenues were partially offset by increased third party stevedoring revenues of $1.9 million from the Company's newly established subsidiary San Juan Internationals Inc. as well as an increase of $0.9 million of revenue at the Port of Wilmington. Trucking revenues for the nine month period ended September 30, 1999 increased slightly by $0.9 million as compared to the nine month period ended September 30, 1998.

Rental income increased to $24.0 million for the nine months ended September 30, 1999 from $21.3 million for the nine months ended September 30, 1998, an increase of $2.7 million, or 12.7%. The increase was due to increased leasing revenues from the Lessee-Operators at the Gloucester Facility associated with increased tonnage of cargo handled.

Other revenue increased to $13.8 million for the nine months ended September 30, 1999 from $9.0 million for the nine months ended September 30, 1998, an increase of $4.8 million, or 52.9%. The increase was primarily attributable to an increase in third party billings for demurrage of $6.5 million offset by a decrease in third party stevedoring by NPR of $2.1 million.

For the three months ended September 30, 1999, total revenues increased to $87.5 million from $84.5 million for the three months ending September 30, 1998, a increase of $3.0 million, or 3.6%. These increases were due to increases in third party billings for demurrage of $1.9 million as well as increased third party stevedoring revenues of $1 million.

TERMINAL EXPENSES
Terminal expenses decreased to $67.2 million for the nine months ended September 30, 1999 from $77.1 million for the nine months ended September 30, 1998, a decrease of $9.9 million, or 21.2%.

This decrease is partially attributable to improved efficiencies at the Packer Avenue and San Juan terminals for the handling of NPR containers. The decrease in terminal expense is also attributable to reduced container vessel calls at the PAMT as well as a reduction in total containers handled by NPR.

Terminal expenses essentially remained unchanged decreasing to $23.8 million for the three months ended September 30, 1999 from $23.9 million for the three months ended September 30, 1998. However, on a quarterly basis, decreases in terminal expenses at the Company's PAMT as a result of reduced vessel calls for the quarter ended September 30, 1999 were offset by an increase in terminal operations at the San Juan terminal since the Company had less activity in anticipation of and as a result of Hurricane Georges which occurred at the end of the quarter ended September 30, 1998. The Company also experienced an increase in terminal expenses at its operations in the Port of Wilmington due to increased activity for the quarter ended September 30, 1999 over the comparable period for 1998.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased to $46.4 million for the nine months ended September 30, 1999 from $41.6 million for the nine months ended September 30, 1998, an increase of $4.8 million, or 11.5%.

General and administrative expenses increased to $15.4 million for the three months ended September 30, 1999 from $12.6 million for the three months ended September 30, 1998, an increase of $2.8 million, or 22.5%.

The increases in the nine months ended September 30, 1999 resulted from a one time charge for severance payments of $0.9 million, an increase of $2.1 million in professional fees associated with reorganization of certain administrative and accounting activities and the registration of the Company's Senior Notes. A further increase of $0.3 million was attributable to start-up costs associated with the formation of two subsidiaries (SAN and SJIT) in San Juan, Puerto Rico for the purpose of expanding the Company's third party stevedoring.

These increases were partially offset by a headcount reduction of $4.2 million consisting of a decrease in salaries, wages and benefits of $3.9 million and other related expenses of $0.3 million.

During the third quarter of 1999, the Company increased its provision for bad debts by $2.4 million for certain of its accounts receivable. In addition, during the nine month period ending September 30, 1998, the provision for bad debts was decreased by $2.5 million to reflect collection of certain accounts receivable balances which had been previously provided for.

EQUIPMENT MAINTENANCE EXPENSE
Equipment maintenance expenses increased to $37.6 million for the nine months ended September 30, 1999 from $35.9 million for the nine months ended September 30, 1998, an increase of $1.7 million, or 4.6%.

Equipment maintenance expenses increased to $13.1 million for the three months ended September 30, 1999 from $11.4 million for the three months ended September 30, 1998, a decrease of $1.7 million, or 15.0%.

These increases are a result certain leases which commenced during the third quarter of 1999 for equipment being utilized at the Company's Packer Avenue terminal as well as its facilities in San Juan, Puerto Rico. Additional increases were attributable to maintenance performed on Company's container cranes during the third quarter of 1999.

INSURANCE AND SAFETY EXPENSES
Insurance and safety expenses increased to $5.5 million for the nine months ended September 30, 1999, from $4.6 million for the nine months ended September 30, 1998, an increase of $0.9 million, or 21.2%.

This increase was attributable to increased coverage for new equipment, which was acquired to replace older equipment and increased costs for certain of the insurance coverage carried by the Company.

Insurance and safety expenses were $2.2 million and $2.0 million for the three months ended September 30, 1999 and September 30, 1998, respectively.

VESSEL EXPENSES
Vessel expenses decreased to $28.4 million for the nine months ended September 30, 1999 from $34.7 million for the nine months ended September 30, 1998, a decrease of $6.3 million, or 18.1%.

Vessel expenses decreased to $9.5 million for the three months ended September 30, 1999 from $10.9 million for the three months ended September 30, 1998, a decrease of $1.4 million, or 13.4%.

These decreases were primarily attributable to the change from a 2-2 rotation (Jacksonville twice a week and Philadelphia twice a week) to a 3-1 rotation (Jacksonville three times a week and Philadelphia once a week) in the Company's vessel operations as well as taking one vessel out of service during the slow season.

TRANSPORTATION EXPENSES
Transportation expenses increased to $43.7 million for the nine months ended September 30, 1999 from $42.4 million for the nine months ended September 30, 1998, an increase of $1.3 million, or 3.1%.

Transportation expenses increased to $14.4 million for the three months ended September 30, 1999 from $12.9 million for the three months ended September 30, 1998, a increase of $1.5 million, or 11.2%.

These increases are primarily attributable to the revision of Hurricane Georges provisions totaling $0.5 million which were recorded during the third quarter of 1998 and as a result of increased trucking volume during 1999.

DEPRECIATION AND AMORTIZATION EXPENSES
Depreciation and amortization expenses increased to $15.4 million for the nine months ended September 30, 1999 from $11.9 million for the nine months ended September 30, 1998, an increase of $3.5 million, or 29.5%.

Depreciation and amortization expenses increased to $5.3 million for the three months ended September 30, 1999 from $3.8 million for the three months ended September 30, 1998, an increase of $1.5 million, or 41.0%.

These increases were primarily attributable to amortization of dry-docking costs incurred in the latter part of 1998.

ALLOWANCE FOR LOSSES ON JOINT VENTURE
No allowance for losses on joint venture was incurred for the nine months ended September 30, 1999 whereas $3.9 million of such expenses were incurred for the nine months ended September 30, 1998. This allowance had been established to provide for losses arising out of advances made to fund TNX operations which were wound down by the end of 1998.

INTEREST EXPENSE
Interest expense increased to $17.8 million for the nine months ended September 30, 1999 from $14.3 million for the nine months ended September 30, 1998, an increase of $3.5 million, or 24.9 %.

Interest expense increased to $6.1 million for the three months ended September 30, 1999 from $4.9 million for the three months ended September 30, 1998, an increase of $1.2 million, or 23.3%.

During the first quarter of 1999, the Company had increased borrowings of $17.3 million to fund expenses incurred as a result of Hurricane Georges. The Company also increased its borrowings under its revolving credit by $5.5 million during the first quarter of 1999.

Further increases occurred as result a 50 basis point increase in the prime rate of interest during the third quarter of 1999.

OTHER INCOME

Other income was approximately $5.7 million for the nine months ended September 30, 1999 and 1998, respectively.

Other income increased to $2.7 million for the three months ended September 30, 1999 from the comparable period in 1998.

The increase was due as a result of the reallocation of a portion of the insurance advance of $8.0 million received by the Company against its claim for damages from Hurricane Georges to the business interruption component of the claim.

NET INCOME
Net Income increased to $13.5 million for the nine months ended September 30, 1999 from $9.7 million for the nine months ended September 30, 1998, an increase of $3.8 million, or 39.4%.

Net income decreased to $0.2 million for the three months ended September 30, 1999 from $0.8 million for the three months ended September 30, 1998, an decrease of $0.6 million, or 79.0%.

The changes in net income was attributable to the changes in revenues and expenses as discussed above.

EBITDA
EBITDA increased to $41.0 million for the nine months ended September 30, 1999 from $34.0 million for the nine months ended September 30, 1998, an increase of $7.0 million, or 20.6 %.

EBITDA decreased to $8.9 million for the three months ended September 30, 1999 from $10.5 million for the three months ended September 30, 1998, an decrease of $1.6 million, or 15.2%.

The changes in EBITDA was attributable to the changes in revenues and expenses as discussed above.

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

For the nine months ended September 30, 1999, net cash from operating, investing and financing activities was sufficient for the Company to satisfy all debt service requirements and to make the necessary capital acquisitions and improvements excluding the Company's additional investment in marketable securities.

Net cash flow used in operating activities was $6.0 million. In addition to net income of $13.5 million and non cash charges of $20.8 million. Funds used in operating activities included $14.4 million representing the deferral of extra expenses incurred to operate as a result of Hurricane Georges. These expenditures are included in the claim submitted by the Company to its insurance carrier (See discussions at Recent Developments).

Additional funds also used in operating activities included a $18.2 million reduction in accounts payable and accrued expenses. Increases in trade and tenant accounts receivable of $6.9 million further decreased funds available from operating activities.

Net cash used in investing activities for the nine months ended September 30, 1999 was $12.0 million of which $9.3 million was attributable to the purchase of options to acquire 1.5 million shares of Atlantic Container Line AB stock, and $4.0 million was used to fund capital expenditures. The options expire in December 1999; however, the Company expects to negotiate for an extension of the term of the options to June 2000.

Net cash provided by financing activities for the nine months ended September 30, 1999 was $16.6 million. The Company borrowed $17.3 million to fund expenses incurred as a result of Hurricane Georges. The Company also increased its borrowings under its revolving credit facility by $5.5 million and increased its borrowings from a foreign bank by $1.3 under a credit facility collateralized by the ACL stock owned by the Company. The Company incurred borrowings of $1.2 million for new equipment and repaid $3.7 million of other bank and equipment notes for the nine months ended September 30, 1999.

The Company also distributed to its sole stockholder a dividend of $5.7 million during the nine months ended September 30, 1999 a portion of which was used by the stockholder to repay a $5.0 million note receivable to the Company.

An additional source of liquidity for the Company is its Revolving Credit Facility. Financing available under the Revolving Credit Facility consists of a $50 million revolver under which approximately $6.4 million in letters of credit and approximately $42.5 million of borrowings were outstanding at September 30, 1999. On February 25, 1999 the Revolving Credit Facility was amended to provide for an additional $17.3 million in the form of a term loan as an advance against insurance proceeds expected to be collected by the Company for damages caused by Hurricane Georges (See discussion at Recent Developments).

As of September 30, 1999, the Company had outstanding $280.0 million of consolidated indebtedness, consisting of (i) $140.0 million principal amount of the Senior Notes and (ii) $140.0 million of senior secured indebtedness.

The Company's mandatory debt service requirements for maturities of the Revolving Credit Facility and long-term debt for the years ending September 30, 2000, 2001 and 2002 are $75.0 million, $3.2 million and $2.9 million, respectively. The Company has exercised its option to extend the maturity date of the Revolving Credit Facility (having an outstanding balance of $42.5 million at September 30, 1999) to November 2000.

The Company recently executed a commitment letter issued by its bank wherein the bank has committed to use its reasonable best efforts to arrange for an extension of the maturity date of the $17.3 million term loan to December 31, 2002. The Company also recently executed a commitment letter with its foreign bank to extend the term of the credit facility secured by the ACL stock to December 30, 2000.

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

The Company's aggregate capital expenditures for the nine months ended September 30, 1999 and for the year ended December 31, 1998 and were $4.0 million and $19.1 million, respectively. The Company's capital spending in each period related principally to the construction of certain improvements and purchase of material handling equipment at Gloucester, Packer Avenue and San Juan facilities as well as the acquisition of rolling stock used in its vessel operations.


RECENT DEVELOPMENTS

Hurricane Georges. The Company's operations in San Juan, Puerto Rico have been affected by Hurricane Georges which struck the island during September 1998. Although certain of its buildings and cranes located at Puerto Nuevo suffered damages, NPR was able to continue to conduct business since two of the high speed cranes used by the Company were not damaged. Additionally, NPR's fleet of vessels did not incur any damage. The Company has submitted a claim to its property insurance carrier for recovery of the replacement cost of the equipment and buildings which were damaged, business interruption and extra expense. The net book value of the damaged equipment and buildings are carried on the Company's books at a de minimis value since these assets have been fully depreciated for accounting purposes.

The Company has submitted a claim to its insurance carrier for $42.5 million and believes that substantially all of the damages are covered by its insurance policy. The Company's insurer has paid to the Company $8.0 million against its claim, but has refused to settle the claim in a manner acceptable to the Company. As a result, the Company has met with counsel for purposes of determining whether to institute litigation against the insurer in the event the claim is not satisfactorily settled. Although the Company believes it will recover the full amount of its claim, there can be no assurance in this regard or that the inability to recover any material portion would not have a material adverse effect on the Company's consolidated financial position or results of operations.

IMPACT OF YEAR 2000 ON THE COMPANY'S SYSTEMS

Many computer systems were not designed to handle dates beyond the year 1999, and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company has determined whether its computer systems are Year 2000 compliant and is replacing or upgrading those computer systems that are not.

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

The Company's Year 2000 readiness plan includes the scanning, testing and modification or upgrade (where necessary) of approximately 20,000 programs and files used throughout the Company's operations. The Company has purchased additional computers and conversion tools to be used in connection with the testing and upgrading of existing systems and has hired additional programmers to assist with the Year 2000 project. The Company is in the process of completing its final testing for all required upgrades and expects such testing to be completed by November 30, 1999. The cost of the Company's Year 2000 readiness project was approximately $1.2 million which has been incurred through September 30, 1999.

In the event the Company does not achieve Year 2000 compliance by January 1, 2000, the resulting misrepresentation of date calculation in the Company's computer systems could result in interruption in the Company's business, loss of customers, inability to properly process or account for payments from customers or payments to vendors and personnel, and claims for damages arising out of the foregoing, any or all of which could have a material adverse effect on the Company's financial condition and results of operations. The Company considers this scenario to be unlikely as its Year 2000 compliance methodology includes testing of the Company developed software and the vendor supplied software in a Year 2000 environment and is proceeding on a schedule which would result in completion of all required upgrades by December 1, 1999.

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

Contingency plans are being developed to ensure critical operations continue uninterrupted in the event the Company or key business partners fail to resolve their respective Year 2000 issues in a timely manner. Such plans will be developed by December 1, 1999 and will be in place prior to the end of the year. The Company will identify and prioritize the potential risks and will coordinate this plan with all its departments. The contingency plan will include the close monitoring of service performance in Year 2000 and, if needed, the replacement of automated information transference with manual documents and the development of conversion systems of key interfaces should key business partners, with which the Company exchanges data, fail to comply on time.

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


RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. Holt does not currently use derivative financial instruments and does not expect the adoption of Statement No. 133 to have a material impact on its financial statements.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

NPR and the Company are also defendants in a lawsuit filed in May 1999, in the United States District Court for the District of Puerto Rico (Sea-Land Service, Inc., Piercrane, Inc. v. NPR (Navieras) Inc. et al., No. 99-1420). The plaintiffs seek damages in an amount not less than $50,000,000 to compensate them for damages to their property and business arising out of defendants' alleged negligence and NPR's breach of contract.

In their lawsuit, the plaintiffs claim that during Hurricane Georges, NPR's cranes, two of which are leased from Sea-Land, broke from their securing arrangements and struck plaintiffs' cranes because defendants failed to properly prepare for the Hurricane. Furthermore, the plaintiffs claim that since NPR is obligated, under its lease with Sea-Land for the cranes, to indemnify Sea-Land for all losses incurred by Sea-Land in any way relating to possession and use of the cranes, NPR's failure to hold Sea-Land harmless for the losses it suffered as a result of the leased cranes striking plaintiffs' cranes, constitutes a breach of contract under the lease. Although the Company believes that any liability of NPR and the Company in connection with the lawsuit is covered by insurance, there can be no assurance in that regard or that the resolution of this lawsuit will not have a material adverse effect on the Company's consolidated financial position or results of operations.


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


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit                             Description
Number                              of Exhibit
--------                            ---------------
27.1                                Financial Data Schedule


(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE HOLT GROUP, INC
                                          (Registrant)


DATE: November 15, 1999                   BY:
                                          --------------------------------------
                                          Thomas J. Holt, Sr.
                                          Chief Executive Officer (the principal
                                          executive and financial officer)



DATE: November 15, 1999                   BY:
                                          --------------------------------------
                                          John A. Evans
                                          General Counsel