Form 10-K405
period 1999-12-31
HOLT GROUP INC
filed 2000-08-04
CIK 1059888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 1999

                                       OR

[  ]  Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the transition period
      from                to
           ---------------   --------------

                        Commission file number 333-52599

                              The Holt Group, Inc..
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                               23-2932358
-------------------------------                                -----------------
(State or other jurisdiction of                                  (IRS Employer
        Incorporation)                                         Identification No


101 South King Street, Gloucester City New Jersey                        08030
-------------------------------------------------                     ----------
    (Address of principal executive offices)                          (Zip Code)

                  (856) 742-3000
----------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:           None

Securities pursuant to section 12(g) of the Act:                 9 3/4% Senior
                                                                 Notes due 2006
                                                                 --------------
                                                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K 405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The total number of shares of common stock, par value $.01 per share, outstanding as of August 4, 2000 was 100. The Registrant has no other class of common stock outstanding.

                              THE HOLT GROUP, INC.

                       INDEX TO ANNUAL REPORT ON FROM 10-K


CAPTION                                                                                          PAGE
-------                                                                                          ----
PART I
------

Item 1.     Business                                                                               3
Item 2.     Properties                                                                            11
Item 3.     Legal Proceedings                                                                     14
Item 4.     Submission Of Matters To A Vote Of Security Holders                                   16

PART II
-------

Item 5.     Market For The Company's Common Equity And Related
                Stockholder Matters                                                               17
Item 6.     Selected Financial Data                                                               17
Item 7.     Management's Discussion And Analysis Of Results Of Operations And Financial
                Condition                                                                         20
Item 7A.    Quantitative And Qualitative Disclosure About Market Risk                             31
Item 8.     Financial Statements And Supplementary Data                                           32
Item 9.     Changes In And Disagreements With Accountants On Accounting And Financial
                Disclosure                                                                        33

PART III
--------

Item 10.    Directors And Executive Officers Of The Company                                       33
Item 11.    Executive Compensation                                                                34
Item 12.    Security Ownership Of Certain Beneficial Owners And Management                        36
Item 13.    Certain Relationships And Related Transactions                                        36

PART IV
-------

Item 14.    Exhibits, Financial Statement Schedules And Reports On Form 8-K                       41

                                     PART I

Item 1  Business

Forward-Looking Statements

When used in this Annual Report on Form 10-K the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

General

As used in this Form 10-K, unless otherwise expressly stated or the context otherwise requires, (i) the "Registrant" or the "Company" refers to The Holt Group, Inc.; (ii) "Holt" refers to the following direct and indirect wholly owned subsidiaries of the Company (the "Holt Subsidiaries"): Holt Hauling and Warehousing System, Inc., Holt Cargo Systems, Inc., The Riverfront Development Corporation, Murphy Marine Services, Inc., Wilmington Stevedores, Inc. (a wholly-owned subsidiary of Murphy Marine Services, Inc.) San Juan International Terminals, Inc. and New-Port Stevedores, Inc., formerly SJIT, Inc. and; (iii) "NPR" refers to the following direct and indirect wholly owned subsidiaries of the Company: NPR Holding Corporation, NPR-Navieras Receivables, Inc. and NPR, Inc.; and (iv) the "Company" refers to the consolidated entity consisting of the Company, Holt and NPR.


Overview Of Operations

At the Packer Avenue Marine Terminal (the "Packer Avenue Facility"), Holt offers a variety of cargo services, including stevedoring (the loading and unloading of ships); warehousing (the storage of cargo), and inland trucking. At the Gloucester Marine Terminal ("Gloucester Facility"), Holt leases port facilities to third -party stevedores, warehousemen and other lessees (the "Lessee-Operators"), which provide all stevedoring and warehousing services. Through these facilities, a customer is able to move inbound cargo from an arriving ship to its final destination via rail or truck and outbound cargo from the customer's location to its final destination via rail, truck or ship. When a ship docks at the Gloucester Facility or the Packer Avenue Facility, Holt, or in the case of the Gloucester Facility, the Lessee-Operators, provide services to
(i) unload cargo from the ship, (ii) move cargo into a warehouse, (iii) store cargo in refrigerated or dry warehouses, (iv) load cargo onto another ship, or onto a truck or train for transportation to its final destination, and (v) transport cargo on an owned or leased truck. During January 2000, a company owned by the sons of the Company's principal stockholder, two of whom are directors of the Company, acquired certain of the Lessee-Operators.

Holt operates as a contract stevedore and provides stevedoring services for a majority of the cargo handled at the Port of Wilmington (the "Wilmington Facility"). In 1998, San Juan International Terminals, Inc. started operations under a sub-lease from NPR for approximately twenty-five acres (the "San Juan Facility") at the Puerto Nuevo Marine Terminal in Puerto Rico. San Juan International Terminals, Inc.'s primary business activity is stevedoring. During 1999, the Company and the Lessee-Operators loaded and/or discharged an aggregate of 966 ships and approximately 6.85 million tons of ocean-going cargo at the Gloucester Facility, the Packer Avenue Facility, the Wilmington Facility and the San Juan Facility, collectively, (the "Holt Facilities").

Through NPR, which commenced operations through its predecessor in 1974 and was acquired by the Company on November 20, 1997, the Company is a leading operator of cargo ships in the U.S.-Puerto Rico market under the trade name "Navieras." NPR provides containerized cargo transportation and related services between the continental United States, Puerto Rico, and the Caribbean.

Stevedoring

A stevedore contracts with an owner of or an agent for a ship for the purpose of loading or unloading the ship's cargo. A stevedore employs longshoremen to load and unload cargoes to or from barges or oceangoing vessels. In addition to these traditional stevedoring services, Holt and the Lessee-Operators provide value-added services such as the supervision, equipment and machinery necessary for conducting cargo handling operations at terminals, and typically provide most of the portside services the shipping lines require. These portside services include vessel berthing and line handling, preparing of cargo stowage plans, documenting cargo and providing other data processing services, weighing cargoes, providing for security for the cargo, assisting government agencies such as the United States Customs Service and the Department of Agriculture, and receiving and delivering the cargo at and from the marine terminal, and packaging and repackaging of cargo. Additional services for containerized cargo include parking, storing and maintaining inventory of containers and chassis, moving containers throughout the terminal, maintaining and repairing containers and chassis, and stuffing (loading individual containers) and stripping (unloading individual containers) cargo.

The principal types of cargo that are handled at the Holt Facilities are as follows:

o Containerized Cargo Containerized cargo comprised approximately 46% of aggregate tonnage handled by Holt and the Lessee-Operators at the Holt Facilities during 1999. A container is a standardized metal box capable of carrying up to 32 tons of cargo and is conducive to intermodal handling (shipment by rail, truck and ship). Containers can hold a wide variety of cargo from computers to food stuffs. Containers are unloaded by shore-cranes with a specially designed spreader lifting mechanism and then moved to a storage or marshaling area by straddle carriers, large forklifts or top loaders. Alternatively, the container may be placed directly on a wheeled chassis and then moved by a truck operator to the storage or marshaling area.


o Breakbulk or Unitized Cargo Breakbulk cargo, sometimes referred to as unitized cargo, comprised approximately 44% of aggregate tonnage handled by Holt and the Lessee-Operators at the Holt Facilities during 1999. Breakbulk cargo is typically boxed, bagged, or palletized and utilizes equipment (shore-based cranes, forklifts, etc.) owned or leased by the stevedore. Breakbulk ships also typically have on-board booms or cranes (one per hatch) which may be utilized to access the hold. Fruit, steel and wood constitute the majority of breakbulk cargo handled at the Holt Facilities.

o Other Cargo Two other types of cargo handled by Holt are bulk and roll-on/roll-off cargo. Bulk cargoes typically are not in any containers, and such cargo can be either dry (such as grain, fertilizer and iron ore) or wet (such as petroleum products, chemicals and liquid food products). Roll-on/roll-off cargoes (such as automobiles, trucks and farm equipment) are driven under their own power on board specialized vessels. These other cargoes comprised approximately 10% of aggregate tonnage handled by Holt and the Lessee-Operators at the Holt Facilities during 1999.

Warehousing

Holt and the Lessee-Operators operate 22 warehouses with approximately 2.4 million square feet of warehouse space, which includes approximately 1.1 million square feet of refrigerated warehouse space, representing the most refrigerated warehouse space of any marine terminal operation in the United States. The warehousing facilities operated by Holt and the Lessee-Operators at the Packer Avenue Facility and the Gloucester Facility provide customers with additional services. A shipper directing cargo to one of these facilities, if it so desires, can have the vessel unloaded, the containers (in the case of containerized cargo) unstuffed and the cargo stored until it is ready to be delivered to its final destination. At that point, the cargo can be shipped to its final destination by Holt or the Lessee-Operators by rail, motor freight line or Holt's own fleet of trucks.

The utilization of the Cargo Tracking System ("CTS") makes the warehousing capabilities at the Packer Avenue and Gloucester Facilities more efficient and effective. CTS enables Holt, the Lessee-Operators and the shipper to track specific cargo from the ship to the warehouse and beyond. This system is especially effective with breakbulk cargo, such as pallets of fruit, which commonly pass through these facilities. In 1999 Holt began providing Internet access for cargo data to its customers and will continue this development.

Inland Transportation

Holt's utilizes a fleet of 15 tractors and 100 trailers, augmented by approximately 85 owner-operators, to transport freight between the Holt Facilities and inland points in the United States. Holt maintains a centralized dispatch and customer service operation located at the Packer Avenue Facility to schedule pickup and delivery of customer freight. The operations center features a fully integrated computerized dispatch and customer service network. Customer service representatives solicit and accept freight, quote freight rates and serve as the primary contact with customers. Holt intends to utilize the flexibility of adding and removing owner-operators from its driver work force to address driver and equipment needs in the future. Owner-operators receive a flat rate per trip to cover equipment costs, fuel and maintenance. Holt has implemented fuel surcharges to the extent possible on freight bills to cover the cost of increased fuel for trucking customers. These charges lessen the impact of the fuel increases but do not eliminate them.

Facility Leasing

Substantially all of the Gloucester Facility is leased to Lessee-Operators who in turn provide services to their customers. The Lessee-Operators include container and breakbulk stevedores, warehouse service companies, equipment rental companies, fruit importers and service companies and a home products manufacturing company. The Company also provides courtesy offices to the United States Customs Service and the United States Department of Agriculture.

Container-Shipping

NPR owns five vessels, three of which currently are in operation and one of which can be made available to be rotated into service to minimize service disruptions when an operating vessel is in need of maintenance or repairs. All five are Jones Act vessels.

The vessels operated by NPR carry primarily containerized cargo in standard size containers, employing 20-foot, 40-foot, 40HC, refrigerated and 45-foot marine containers. Two of NPR's vessels have been modified in order to accommodate 53-foot "big box" marine containers. For ocean-going transportation, these containers can be placed both inside the cargo hold and on the deck of a container ship, and for land transportation are placed on chassis and pulled by conventional tractors, or on rail cars in single or double stacks. NPR offers service two times per week between San Juan, Puerto Rico and the United States via the port of Jacksonville, Florida and weekly service between San Juan and the port of Philadelphia, Pennsylvania. These two ports of entry provide efficient gateways to major commercial areas throughout the United States and Canada. Through charter arrangements, NPR provides service two times a week between San Juan and the Dominican Republic and also, through a slot charter arrangement (i.e. the use of space on another carrier's vessel), services the Caribbean island of Trinidad and the United States Virgin Islands.

In addition, NPR has developed and enhanced a sophisticated, efficient intermodal network which permits NPR to offer daily in-land transportation to and from the ports of Jacksonville, and Philadelphia via high speed rail and truck connections throughout the United States. Furthermore, as an operator of ocean-going vessels, which have sailing times that are generally faster and more predictable than barges, NPR provides its customers with the convenience of on-time scheduled departures at all ports served.

Customers

Holt's wide range of services coupled with its willingness to anticipate customer needs and develop services and facilities to accommodate those needs, has helped Holt to develop strong, long-term customer relationships. In 1999, Holt's top 15 customers accounted for $54.9 million, or 55.1%, of total revenues. Holt estimates that it has provided these top 15 customers with services for between two and 25 years. No customer accounted for more than 10% of Holt's total revenue for the years ended December 31, 1999, 1998 and 1997 other than Columbus Line, Inc., which accounted for 10.5% of such revenue for the year ended December 31, 1997. Holt obtains new stevedoring business by negotiating liner service contracts with shippers (importers and exporters of goods) or attracting spot-market vessels.

Holt typically enters into one to five year contracts with its customers, with cancellation clauses varying from 30 to 180 days. These contracts also typically contain provisions with respect to the specific services to be provided, the volume of and pricing for such services and minimum productivity levels to be achieved by the Company.

NPR has a diversified customer base consisting of both United States-based and Puerto Rico-based shippers of a variety of goods. Typical shipments to Puerto Rico include furniture, consumer goods, refrigerated and other food products, toys, and apparel. Typical shipments from Puerto Rico include health products, electronics, shoes and scrap aluminum. The Company intends to continue NPR's efforts both to increase business with existing customers and add new customers. NPR's top 15 customers accounted for 23.1% of total revenues in 1999. No customer accounted for more than 10% of NPR's total revenues in 1999. NPR maintains a diversified customer base of over 2,500 companies, including several Fortune 500 companies.

NPR has time volume agreements ("TVAs") or fixed rate contracts covering the majority of its business. TVAs or fixed rate contracts generally specify service standards and provide customers with competitive rates in exchange for guaranteed minimum quantities during a specified time period. A TVA or fixed rate contract typically runs for a term of at least one year and provides for penalties to shippers in the event that the volume commitments of the TVA or contract are not met. In 1999, a majority of NPR's revenues were from customers who were party to one or more TVAs or fixed rate contracts.

Management Information Systems and Technology

Holt and the Lessee-Operators utilize automated information systems, including CTS, which facilitate the movement of cargo to and from the Holt Facilities and increase the efficiency of the operations at those facilities, through contracts with SLS Services, Inc. ("SLS"). CTS is owned by SLS and made available to the Company. See "Certain Relationships and Related Transactions".

CTS utilizes a special bar-coding technology which provides customers with an innovative tracking system for their cargo. The system is especially effective when the cargo is unitized or characterized by contents of different weights, moisture content, or other unique characteristics. The system utilizes bar-code technology and a radio frequency environment linked through fiber optics directly to a computer. The entire logistic process for cargo, beginning with ship discharging, then sorting and segregation, and eventually all movements of the cargo to transit sheds, warehouses or trucks, is captured in real time and reported to the various cargo receivers immediately.

CTS allows Holt and the Lessee-Operators to sort cargo by customer type, grade and destination. Prior to shipment each pallet of cargo is assigned a bar code on board the vessel. While the cargo is in transit, CTS receives the vessel's hold layout and location of specific goods, making it easier to implement an efficient stevedoring plan. Upon arrival, forklift operators scan these bar codes to determine where the pallets should be stored in the warehouse. CTS not only allows Holt and the Lessee-Operators to expedite the stevedoring process but also to optimize the allocation of warehouse space, thus reducing labor and storage costs. For the customer, CTS provides a process of pre-sorting inventory. Thus, when trucks arrive for cargo pick-up, the loading and delivery processes are streamlined, thereby reducing costs.

In addition, a state-of-the-art container computer system is utilized to control container cargo and equipment movements throughout the Holt Facilities. The main components of this system include: computerized gate and yard operations, usage of radio frequency computer terminals to track containers and chassis movements, on-line inventory and activity reporting to customers, vessel planning and stowage linked to gate and yard movements for containers, use of the latest electronic data interchange technology to exchange shipping manifest and information regarding container movement, booking, and stowage plans with the container lines, and a direct link to the United States Customs Automated Manifest System to facilitate cargo releases.

The Company has outsourced the development of a comprehensive logistics management system to be used by the NPR transportation group. The new system will interface with the existing NPR systems, including booking and vessel activity, maintain routes and rating information, control the flow of equipment to and from NPR ports of operation to locations throughout the country, designate the optimal routing and select the best suppliers. It will also manage the payment of these services. The system is also designed to support third party logistics services to customers other than NPR. The system will utilize technologies including Interactive Voice Response, EDI, automatic faxing, and the internet. The system is planned to be deployed and operational in the latter half of 2000. The Company expects to realize substantial savings when the system is implemented.

Sales and Marketing

Holt's sales and marketing efforts address customer desires and employ a great deal of personal contact. Holt's sales and marketing personnel convey the Company's ability and desire to provide cost effective, high quality cargo handling and transport services. Holt's sales and marketing team is supplemented by marketing services provided by SLS. See "Certain Relationships and Related Transactions" Holt has always provided significant resources for domestic and foreign travel in order to bring its services, facilities and family ethics direct to the customer.

Holt focuses on developing long term relationships with customers in certain product niches including perishable products, wood products, steel products and containerized cargoes by providing specialized services. For example, each of the warehouses that the Company uses to store frozen imported meat has an integrated USDA Meat Inspection Department inspection room and resident inspector. In addition, the Company actively participates in trade organizations of its niche customers' industries, including the Produce Marketing Association of America, the International Hardwood Producers Association, the Meat Importers Council of America, the International Refrigerated Warehouse Association and the National Industrial Transportation League.

NPR's sales and marketing function is led by sales professionals who market NPR to shippers as a customer-oriented provider of value-priced premium and dependable service. NPR targets major shippers with high value cargo and high volume, repetitive shipments. The Company believes that price, speed of service and reliability are important determinants in marketing its services. The Company believes that

NPR has developed a reputation among shippers in the United States-Puerto Rico market as a reliable provider of high quality and responsive service. The reliability of NPR's vessels is particularly important to its customers who depend on their efficient operation and the effective management of logistical complexities to deliver cargo in a timely and safe manner. The Company believes that NPR's commitment to high quality customer service and support is an important factor in maintaining relationships with major customers which enables it to market the best available rates as well as obtain timely information regarding its customers' future vessel requirements.

Competition

Holt competes in two separate arenas: (i) inter-port competition and (ii) intra-port competition. Holt believes the United States ports of Boston, New York (including Northern New Jersey), Baltimore and Norfolk as well as the Canadian ports of Saint John and Halifax are Holt's main inter-port competitors. Inter-port competition is based upon the following factors: (i) price; (ii) destination of the cargo; (iii) access to other modes of transportation such as rail and trucks; (iv) geographic location; (v) facilities to accommodate specific types of cargoes; (vi) quality of service; and (vii) quality of labor relations. In Wilmington and San Juan, Holt competes against several stevedoring companies. In the Philadelphia port, the Gloucester and Packer Avenue Facilities compete against governmental and privately owned facilities. Intra-port competition is based upon the following factors: (i) adequacy of terminal facilities; (ii) quality of service; (iii) presence of value-added services; and
(iv) price.

NPR currently competes with four carriers moving freight between the United States and Puerto Rico. The current operators in the Puerto Rico trade are CSX Lines (formerly Sealand Services), Crowley American Transport, Inc. ("Crowley"), Sea Star Line, LLC ("Sea Star") and Trailer Bridge, Inc ("Trailer Bridge"). Of these operators, NPR, CSX Lines and Sea Star operate high-speed container vessels while Crowley and Trailer Bridge operate towed, low-speed barges. As of November 1998, Sea Star began operating one high-speed container vessel and several flatdeck container barges. In May of 1999, Sea Star replaced their remaining barges with a second high speed vessel. Competition is based upon the following factors: (i) price; (ii) timeliness of delivery; (iii) quality of service; and (iv) locations of ports within the United States.

Employee and Labor Relations

The stevedoring and terminal operator industries are dominated by two large unions (the International Longshore Worker's Union ("ILWU") on the west coast, and the ILA in the remaining United States ports). Master labor agreements are negotiated by the unions not only with the stevedores and marine terminal operators, but also with steamship lines and steamship agencies. In recent years, management has negotiated for the introduction of new technology and the modification of work rules to improve the efficiency of operations.

Holt Cargo has relationships with four unions: (i) the ILA with a contract expiring September 30, 2001; (ii) the International Association of Machinists (the "IAM" or the "Machinists") with a contract expiring September 30, 2000;
(iii) the Teamsters with contracts expiring March 31, 2003 and December 31, 2000; and (iv) the Security Officers and Police Guard Union with a contract expiring January 31, 2001. At the Packer Avenue Facility, Holt Cargo employs the ILA for its stevedoring operations and the IAM for maintenance and repair operations. At the Gloucester Facility, the Lessee-Operators employ Teamsters for unloading the ships and warehousing the cargo. Holt presently believes that Holt Cargo and the Lessee-Operators have satisfactory relations with their unions.

In addition, Murphy Marine and Wilmington Stevedores are members of the PMTA and are covered by the PMTA contract with the ILA. Stevedoring operations at the Puerto Neuvo Marine Terminal are conducted under several contracts with certain ILA local unions.

Holt's employee workforce engages in (i) stevedoring, (ii) trucking, (iii) warehousing, (iv) mechanical repairs to material handling equipment and (v) routine maintenance and repair of the Gloucester Facility and the Packer Avenue Facility. Stevedoring operations are performed by ILA union longshoremen and non-union supervisory personnel. Longshoremen are hired on an as-needed basis, and depending upon the number of vessels being loaded or unloaded at any time. Approximately 28.5% of NPR's permanent employees are represented by labor unions, including five unions related to shipboard operations and two unions related to land operations. At sea, NPR employs: (i) Masters, Mates & Pilots ("MMP") with a contract expiring June 30, 2002; (ii) Marine Engineers Beneficial Association ("MEBA"), with contracts expiring June 15, 2002; (iii) Seafarers International Union (SIU) with a contract expiring June 15, 2001; and (iv) two radio officer unions, the American Radio Association and Radio Officers Union, both with contracts which expire on June 30, 2002. On land, NPR employs: (i) the ILA with a contract expiring September 30, 2001 and
(ii) the Office and Professional Employees International Union ("OPEIU") (the clerical workers' union) with a contract expiring August 31, 2000. The Company is currently in the process of renegotiating the OPEIU contract. NPR regards its relations with its unions as satisfactory.

At December 31, 1999, NPR had 302 employees engaged in sales, transportation logistics, equipment management, administrative support and customer service of which 78 are union. In addition, NPR employs 168 union shipboard employees. Longshoremen are hired on an as-needed basis, and depending upon the number of vessels being loaded or unloaded at any one time, NPR may employ up to 230 longshoremen.

Government Regulation

Holt is subject to regulation by various federal and state agencies, including the Surface Transportation Board, the Federal Maritime Commission, the United States Coast Guard and various similar federal and state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, operational safety, tariff filings of freight rates, and financial reporting. In addition, the Company's drivers, including owner-operators, also must comply with the safety and fitness regulations promulgated by the Department of Transportation, including those relating to drug testing and hours of service.

The Company's marine operations are conducted in the United States domestic and foreign trade. A set of federal laws known as the Jones Act requires that only United States built, owned and crewed vessels move freight in the domestic trade between ports in the United States, including the noncontiguous areas of Puerto Rico, Alaska, Hawaii and Guam. These marine operations are subject to regulation by various federal agencies, including the Surface Transportation Board, the successor agency to the Interstate Commerce Commission, MARAD and the United States Coast Guard. The marine operations in the United States foreign trade are, in addition, subject to regulation by the Federal Maritime Commission. These regulatory authorities have broad powers governing activities such as operational safety, tariff filings of freight rates, certain mergers, consolidations and acquisitions, contraband and financial reporting. Management believes that its operations are in material compliance with current maritime laws and regulations, but there can be no assurance that current regulatory requirements will not change.

Environmental Matters

Holt's operations are also subject to various federal, state and local environmental laws and regulations, promulgated by the Environmental Protection Agency and similar state regulatory agencies. These regulations govern the management of hazardous wastes, discharge of pollutants into the air, surface and underground waters, and the disposal of certain substances. The Company is not aware of any material water or land fuel spills or hazardous substance contamination on its properties and believes that its operations are in material compliance with current environmental laws and regulations.

Portions of the Gloucester Facility, including the Armstrong Buildings are considered to be within a broad geographic area which was designated by the EPA for investigation and possible remediation under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This area, which covers over 65 properties in the Camden/Gloucester City area, was listed on EPA's National Priorities List ("NPL") on June 17, 1996, thereby invoking eligibility for investigation and remediation utilizing the federal "Superfund." Superfund activity is necessitated by the discovery, in 1981, that the Camden/Gloucester area contains levels of gamma radiation and radon/thorium decay products attributable to pre-1940 manufacturing activities of the former Wellsbach Company. The current Armstrong Building was part of the former manufacturing facility.

Other than the small portion of the building occupied by office space, the building is primarily empty and unused. Future plans contemplate demolition of the building. In order to assess the need for special demolition requirements in light of ongoing EPA activity, in September 1997

Pursuant to an Administrative Order on Consent with the EPA, Holt completed a Remedial Investigation/Feasibility Study ("RI/FS"), addressing the Armstrong Building and has performed a comparative analysis of remedial alternatives base line assessment. In connection with the RI/FS, Holt has performed recent sampling and preliminary cost estimate analyses which indicate that it could cost up to approximately $974,000 to address contaminated areas. The EPA has verbally agreed to perform the remediation. The EPA continues to sample, independently, various outside soil areas, in addition to its ongoing activities in other portions of the NPL site area.

NPR's operations are subject to various federal, state and local environmental laws and regulations, promulgated by the Environmental Protection Agency and similar state regulatory agencies. These regulations govern the management of hazardous wastes, discharge of pollutants into the air, surface and underground waters, and the disposal of certain substances. Management is not aware of any material water or land fuel spills or hazardous substance contamination on its properties and believes that its operations are in material compliance with current environmental laws and regulations.

In connection with NPR's acquisition of its business in March 1995, NPR agreed to assume responsibility for the administration of certain asbestos-related tort claims against the Puerto Rico Government and the payment of the first $2 million of such claims. The Puerto Rico Government has retained liability for claims above the $2 million level. Currently, the number of filed asbestosis claims is approximately 1,549. A majority of the claims have been filed as independent actions in the United States District Court for the Northern District of Ohio.

Employees

At December 31, 1999, the Company employed 504 people on a full-time basis and 77 people on a part-time basis. Collective bargaining agreements cover 317 of the Company's employees. The Company considers its employee relations to be good.

Item 2  Properties

Overview of Port Facilities

Holt's marine terminal operations are conducted at the Holt Facilities, which are located on the Delaware River, a key waterway for commerce on the East Coast of the United States and in San Juan, Puerto Rico. Holt's port operations along the Delaware River are centrally located within the largest consumption market in the United States. Same-day delivery can be achieved within a 250 mile radius, which includes points as far west as Pittsburgh, Pennsylvania, as far north as Syracuse, New York, and as far south as Norfolk, Virginia. This access is extremely important to perishable goods importers who look to rush their product to market in fresh condition. Shippers of non-perishable goods also find the Holt Facilities attractive because of their accessibility to the United States interstate highway system and to major railroads. For example, the Packer Avenue Facility has direct access to three major Class I railroads (Norfolk Southern, CSX and CP Rail), which makes rail shipment cost effective to shippers throughout North America, including Toronto and Montreal, Canada.

The Puerto Nuevo Terminal in San Juan, Puerto Rico is the hub for all cargo handled by NPR and San Juan International Terminals, Inc.. Cargo received from and destined to the United States mainland and the Caribbean islands passes through this facility en route to its final destination. At Puerto Nuevo, NPR controls 115 acres, or approximately 60% of the waterfront container terminal facilities available to these cargo operations. At the terminal, NPR's facilities include approximately 3,300 feet of deep water berthing area, office space, gate, maintenance and storage facilities and two cranes. One of the cranes is under long-term lease through 2018 and one is owned by NPR. San Juan is the only deep water port on the favored north coast of Puerto Rico.

NPR's terminal in Jacksonville, Florida, known as the Blount Island Terminal, is leased through 2005 and consists of approximately 42 acres. NPR is entitled to use approximately 5,500 feet of deep water berthing space and has preferential berthing and use of three cranes on four days of each week. Fees for dockage, wharfage and cranes are charged on a per load basis. The facility also includes facilities for maintenance, storage of cargo, office space and a computerized gate.

Below is a description of each of the Company's Facilities:

The Gloucester Facility

The Gloucester Facility, which is owned by Holt, consists of approximately 150 acres and features approximately 4,200 lineal feet of berth space, 18 warehouses with approximately one million square feet of dry space, approximately one million square feet of refrigerated space and two container cranes. The majority of the warehouses have been constructed within the last seven to nine years. Several of the warehouses are insulated and have heating capability. The refrigerated warehouses are located directly adjacent to five deep water berths and provide for the quick and efficient unloading of refrigerated cargo directly from vessels to the warehouse. There are also approximately 60 acres of open ground suitable for storing containers, chassis and break-bulk cargoes which do not need to be stored indoors. The two container cranes facilitate the loading and unloading of vessels and have the capability of traveling along two thousand feet of crane rail directly at the wharf. Overhead cranes with lifting capability of up to 25 tons are located within several of the dry warehouses.

The Gloucester Facility has direct access to CSX Transportation and Norfolk Southern Corporation railroads and is also in close proximity to major interstate highways, facilitating the movement of cargoes to and from the Gloucester Facility. Substantially all of the Gloucester Facility is leased to Lessee-Operators who in turn provide service to their customers.

Two of the Lessee-Operators conduct stevedoring operations for containerized cargoes and for breakbulk cargo such as steel, wood, and fruit products and provide long term and temporary warehouse storage at the

Gloucester Facility.

Certain of the other Lessee-Operators do not provide stevedoring or warehousing services. For example, one of the Lessee-Operators at the Gloucester Facility performs maintenance repair services for forklifts, tractors, chassis, containers and other types of material handling equipment under a year-to-year lease. Another Lessee-Operator manufactures wood products for the home building industry. This manufacturer leases three buildings totaling approximately 200,000 square feet under a lease expiring in 2001. Certain fruit shipping customers which utilize the Gloucester Facility also rent office space on a short-term basis from the Company during the fruit import season. The Company also provides courtesy offices to the United States Department of Agriculture and United States Customs Service at the Gloucester Facility. These agencies provide necessary services to the customers at the Gloucester Facility.

In order to accommodate customers using the Gloucester Facility, the facility includes a two-story office building comprising approximately 10,000 square feet and a maintenance and repair shop comprising approximately 41,000 square feet where repairs are made to customers' chassis and containers as well as the material handling equipment used by the Lessee-Operators.

The Packer Avenue Facility

The Packer Avenue Facility, located in Philadelphia, Pennsylvania, is leased by Astro Holdings, Inc. ("AHI") from the Philadelphia Regional Port Authority (the "PRPA") pursuant to a lease (the "PRPA Lease") and is subleased by Holt from AHI under a long term sublease (the "Sublease") which commenced in 1991 and expires in 2000. The terms of the PRPA Lease and the Sublease are renewable until 2040 through four 10-year renewal options, the last two of which are exercisable provided that Holt completes certain required capital improvements. See "Certain Relationships and Related Transactions" The Packer Avenue Facility comprises approximately 106 acres and features approximately 3,800 lineal feet of deep water frontage, three dry warehouses with approximately 278,000 square feet of storage space, and one refrigerated warehouse with approximately 168,000 square feet of storage space. Five cranes at the Packer Avenue Facility are leased by Holt from AHI, including four cranes which are leased by AHI from the PRPA under the PRPA Lease. The cranes have the capability of traveling up to 2,500 feet along the wharf providing direct shipside loading and unloading. The Packer Avenue Facility also has approximately 15,000 square feet of office space to service customers using the facility. The Packer Avenue Facility is located directly adjacent to Ameriport, an intermodal yard serving three Class I railroads (Norfolk Southern, CSX and CP Rail) and within one half mile of major interstate highways.

The Wilmington Facility

The Wilmington Facility, which is owned by an agency of the State of Delaware, occupies approximately 80 acres, featuring approximately 2,700 lineal feet of deep water frontage, four dry warehouses, a bulk orange juice facility, one bulk crane and one 90 ton Whirley crane. The Wilmington Facility is an open terminal that is available to the Company as well as other stevedoring companies.

The San Juan Facility

The San Juan Facility subleased from NPR comprises 25 acres of the Puerto Nuevo Marine Terminal in San Juan, Puerto Rico. This Facility includes approximately 1,000 lineal feet of deep water berth space and a computerized container gate that operates in real time. It is equipped with two modern CMI container gantry cranes, one Gottwald Mobile Harbor Crane and other container handling equipment as well as yard tractors.

NPR Facilities

NPR is headquartered in Edison, New Jersey in a one-story leased building of approximately 65,000 square feet. Currently, 89 administrative employees work at this facility and approximately 50% of the facility is utilized by NPR. The headquarters' lease expires in February 2001. As of January 1, 2000, 50,000 square feet has been subleased to MetLife Insurance Company through the remaining life of the lease. NPR's San Juan, Puerto Rico terminal is leased pursuant to multiple agreements with the Puerto Rico Ports Authority with total acreage of approximately 110 acres, including both preferential use berthing areas (20 acres for vessels) and exclusive use acreage (90 acres), with terms expiring from 2018 to 2021, including all renewal options. A parking lot is leased through 2005. A portion of this facility is sub-leased to San Juan International Terminals, Inc.

NPR's approximately 42-acre terminal in Jacksonville, Florida, known as the Blount Island Terminal, is leased through year 2005. NPR is entitled to use approximately 5,500 feet of deep water berthing space and has preferential berthing and use of three cranes on four days of each week.

NPR leases an additional approximately 13,000 square feet of administrative office space for 31 employees in San Juan, Puerto Rico under a lease which expires in April 2002, including a renewal option. Four small sales and administrative offices are leased in Chicago, Miami, metropolitan Atlanta and Washington, D.C. under leases with terms expiring from 2000 to 2001. NPR also leases an approximately 20,000 square feet fully integrated, computerized customer service center, located in a modern office building in Tampa, Florida, housing 56 employees, under a lease which expires in February 2003.

The Company believes that its facility space is adequate to meet its operational requirements.

Item 3  Legal Proceedings

Philadelphia Regional Port Authority

The Company and Astro Holdings, Inc. (the "Plaintiffs") filed a complaint on May 31, 1996 with the Federal Maritime Commission ("FMC") against the Philadelphia Regional Port Authority ("PRPA"), the Port of Philadelphia and Camden ("PPC"), and Pasha Auto Warehousing Inc. ("Pasha") (collectively, the "Defendants"), alleging violations of Section 10 of the Shipping Act of 1984 and Sections 16 and 17 of the Shipping Act of 1916 generally, by engaging in unjust and unreasonable practices, discrimination and unreasonable refusals to deal with and giving unreasonable preferences to others to the detriment of the Plaintiffs.

PRPA filed a counterclaim alleging that the Plaintiffs breached its obligations under the PRPA lease by operating the Packer Avenue Facility in a manner intended to benefit the Plaintiffs' other facilities, refusing to operate the Packer Avenue Facility so as to maximize its use, failing to market the Packer Avenue Facility in a first class manner and soliciting container business for the Gloucester Facility to the detriment of the Packer Avenue Facility.

The Plaintiffs have requested the FMC to issue an order commanding the Defendants to cease and desist from the aforesaid violations, to establish and put in force such practices as the FMC determines to be reasonable and to pay damages to the Plaintiffs by way of reparation.

A settlement agreement was entered resolving all claims by and between the Plaintiffs and the DRPA and PPC. As part of the same settlement agreement, the Plaintiffs agreed that it would withdraw their claim against PRPA for monetary damages. The settlement agreement further resolved all other claims except:
Plaintiffs' 10(d)(1) conspiracy claim against PRPA and Pasha; and Plaintiffs' 10(a)(2) claim against Pasha that the Pasha leases are void ab initio because they were never filed with the FMC. PRPA and Pasha filed motions for summary judgement as to the aforementioned unresolved claims. The motions were denied, and PRPA filed a motion requesting the judge to clarify his order denying the motions. The judge has ruled that no further clarification is necessary. Before resolving the merits of the Plaintiffs' claim, the judge will determine whether the FMC has jurisdiction over Pasha.

Sea Land

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

The parties are currently involved in discovery and a pretrial conference has been scheduled for November 1, 2000. The Company believes that it is adequately insured for the claims raised by the plaintiffs and intends to vigorously defend the claims asserted.

Port of New Orleans

NPR is a defendant in a law suit originally filed in State Court in Louisiana which was removed at NPR's request to Federal District Court (Board of Commissioners of the Port of New Orleans v. NPR, Inc.) Plaintiff seeks to enforce a Cancellation Agreement by which NPR was allowed to terminate, in 1996, its terminal lease at the Port of New Orleans in return for annual installment payments of one-half of the annual rental amounts originally due under the lease. The payments under the Cancellation Agreement total $4,075 of which $311 has been paid by NPR. The delinquent amounts sought by the plaintiffs to be paid as stated in their complaint is $1.8 million.

At NPR's request the Federal District Court judge in New Orleans referred the dispute to the Federal Maritime Commission to determine whether the Cancellation Agreement violated, as claimed by NPR, any provisions of the Shipping Act. On March 16, 2000, an Administrative Law judge ruled that the circumstances under which the Cancellation Agreement was entered into did not give rise to violations of the Shipping Act and remanded the matter to the Federal District Court for determination of whether the Cancellation Agreement can be nullified under Louisiana law, if it was, in fact, induced by misrepresentation, as claimed by NPR. The Company is unable to determine the outcome or to reasonably estimate the amount of loss, if any, with respect to this matter at this time.

National Union Fire Insurance Company

On February 15, 2000, National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union") filed before a panel of arbitrators in New York (the "Panel") a formal claim for $21.9 million against the Company. The amount claimed by National Union is allegedly due under various indemnification agreements entered into between the Company and National Union and related to the Company's workmen's compensation program for the period February 1, 1989 through December 17, 1996. In its statement of the case, National Union claims that the Company is obligated to pay National Union for unpaid loss reimbursements, additional fees, indemnification of certain assessments made against National Union by the Department of Labor and additional cash reserves to cover future payments to be made by National Union. The suit also seeks the posting of additional security by the Company for certain of the years wherein National Union provided workmen's compensation coverage. The Company is analyzing the claim and is preparing to defend it vigorously.

On July 13, 2000, the Company was ordered by the Panel to increase the amount of collateral to secure any potential liability it may have to National Union in the form of letters of credit by $6.8 million for a total of $11.8 million. The Panel also permitted National Union to present and to be paid the original letter of credit posted as collateral in the amount of $5.0 million which National Union has done. The Company has not yet posted the remaining $6.8 million letter of credit as required by the Panel and may be unable to do so. The Company is analyzing the claim and is preparing to defend it vigorously, but is unable to determine the outcome or to reasonably estimate the amount of loss, if any, with respect to this matter at this time.

City of Gloucester

The Company along with other related parties are named as defendants in a lawsuit which was filed by the City of Gloucester ("the City") on February 14, 2000. The City alleges that the Company is in default under a loan agreement entered into between the Company and the City and seeks payment of the remaining balance outstanding of $4.9 million, plus accrued interest and attorney fees. The City also alleges that the Company and a related party are in violation of a Redeveloper's Agreement and certain leases for property currently occupied by the Company and seeks to terminate the lease and recover for the rent remaining to be paid under the leases as well as for damages for breach of contract.

The Company and other defendants have filed an answer to the City and intend to vigorously defend this suit. The Company is unable to determine the outcome or to reasonably estimate the amount of loss, if any, with respect to this matter at this time.

The Company is also presently party to litigation arising in the ordinary course of business, substantially all of which involves claims for personal injury and property damage. The Company believes that the recovery for any of these claims would be covered by insurance and would not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

                                     PART II

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters

Thomas J. Holt, Sr., the Company's Chairman, President and Chief Executive Officer, owns 100% of the outstanding common stock of the Company. Other than the common stock, no other class of capital stock of the Company is authorized. The business address of the sole stockholder is 101 South King Street, Gloucester City, New Jersey 08030.

Item 6  Selected Financial Data

The following table sets forth the selected consolidated financial and operating data of the Company as of and for each of the five years ended December 31, 1999 which have been derived in part from the audited consolidated financial statements of the Company and the notes thereto included elsewhere herein.

The selected consolidated financial and operating data as of and for the years ended December 31, 1996 and 1995 are also audited and not included elsewhere herein.

The data presented below should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                      Year Ended December 31,
                                                  --------------------------------------------------------------
                                                     1999         1998 (4)     1997          1996        1995
                                                  ---------      ---------   ---------     --------     --------
                                                                      Dollars in thousands
                                                                RESTATED
INCOME STATEMENT DATA (1):
Revenues                                          $ 346,714      $ 370,476   $ 118,998     $ 73,076     $ 69,350
Operating expenses:
   Terminal                                          83,040         95,103      30,431       24,125       19,753
   General and administrative                        92,118         55,726      26,112        8,865        9,591
   Equipment maintenance                             53,656         50,258      15,796       10,720        9,470
   Insurance and safety                               9,665          6,493       2,998        4,797        4,291
   Vessel                                            39,110         45,761       5,815            -            -
   Transportation                                    57,905         58,048       9,346        2,917        2,857
   Depreciation and amortization                     26,864         23,598       8,652        4,025        4,375
   Losses on investment in joint venture                  -          9,016           -            -            -
   Other operating expenses                           1,120          1,293       1,434        1,868        3,840
                                                  ---------      ---------   ---------     --------     --------
      Total operating expenses                      363,478        345,296     100,584       57,317       54,177
                                                  ---------      ---------   ---------     --------     --------

Operating income (loss)                             (16,764)        25,180      18,414       15,759       15,173
Interest expense, net                                27,605         22,171       9,211        8,154        7,875
Other (income) expense                               (3,046)        (5,777)     (1,552)        (694)         (19)
                                                  ---------      ---------   ---------     --------     --------

Net income (loss)                                 $ (41,323)     $   8,786   $  10,755     $  8,299     $  7,317
                                                  =========      =========   =========     ========     ========

BALANCE SHEET DATA (END OF PERIOD) (1):
Fixed assets, net                                  $220,132       $236,953    $194,427      $90,056      $87,013
Total assets                                        436,886        480,422     382,378      172,479      164,754
Total debt                                          318,044        304,002     213,433       99,203       97,159
Long-Term debt                                       49,750              -     191,666       63,303       91,671
Stockholder's equity                                  9,270         57,689      72,729       49,422       44,172
OTHER DATA (1):
Ratio of earnings to fixed charges (2)                    -           1.2x        1.6x         1.7x         1.7x
EBITDA (3)                                           10,100         57,794      27,066       19,784       19,548
EBITDA margin (3)                                       2.9%          15.6%       22.7%        27.1%        28.2%
Cash flows provided by (used in)
operating activities                                    (19)        18,170      24,533       17,205       (2,810)
Cash flows used in investing
activities                                          (11,157)       (72,004)    (87,614)     (16,365)      (3,249)
Cash flows provided by (used in)
financing activities                                  8,681         50,642      67,918       (1,419)       6,426
Capital expenditures                                  6,311         33,622       9,674        6,936        6,034
Number of ship calls                                    966            823         689          706          481
Tonnage of cargo handled                          6,838,553      5,980,290   5,456,721    5,048,135    3,099,226


(1) Includes NPR from November 20, 1997, the date of its acquisition by the Company. Also includes Riverfront, which is not a Guarantor, and which owns the ACL Shares. At December 31, 1999, 1998 and 1997 Riverfront had total assets of $37.3 million, $30.0 million and $44.1 million, respectively. At December 31, 1999, 1998 and 1997, Riverfront had stockholder's equity of $6.2 million, $5.7 million and $20.0 million, respectively, (including unrealized holding losses (gains) on marketable securities of $3.4 million, $2.6 million and $16.6 million, respectively). For years ended December 31, 1999, 1998 and 1997, Riverfront had dividends from marketable securities of $3.1 million, $5.8 million and $1.6 million, respectively, (which is not included in revenues) and net income of $2.1 million, $4.8 million and $1.0 million (which is not included in operating income). As of the end of and for all other periods presented (i.e. 1995-1996), Riverfront had no material amount of assets, stockholder's equity, revenues or net income.

(2) For purposes of this computation, fixed charges consist of interest expense, amortization of deferred financing costs and one-third of rental expenses, representing an approximation of that portion of rental expenses attributable to interest. Earnings consist of income before income taxes, extraordinary items and cumulative effect of changes in accounting principles, plus fixed charges. For the year ended December 31, 1999, earnings were inadequate to cover fixed charges.

(3) The term EBITDA as used herein represents operating income plus depreciation and amortization, adjusted to exclude certain non-recurring revenues and expenses. EBITDA has been presented because the Company believes it is commonly used in this or a similar format by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements of the Company and the related notes thereto included elsewhere herein.

(4) See Note 3 to the consolidated financial statements regarding restatement of the 1998 financial statements.

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Financial Position and Results of Operation for the Year Ended December 31, 1998

During April 2000, the Company became aware of the accounting impact of the existence of certain Company guarantees of the indebtedness of related companies which had not been previously considered in the preparation of its financial statements for the year ended December 31, 1998. The existence of those guarantees resulted in covenant defaults under certain Company debt agreements. As a result of these defaults, $206.8 million of indebtedness under the defaulted agreements should have been presented in the Company's December 31, 1998 balance sheet as current liabilities rather than long-term liabilities.

The assets, liabilities and results of operations of Emerald Equipment Leasing, Inc., a related party Special-purpose Entity, should have been consolidated into the Company's financial statements, which would have resulted in $44.7 million additional total assets and $46.8 million additional total liabilities at December 31, 1998 and would have reduced net income and comprehensive income by $1.8 million as compared to the amounts previously presented.

Upon becoming aware of the accounting significance of the guarantees, the Company's Board of Directors requested counsel for the Company to inquire into the circumstances which resulted in the subject guarantees not being considered by the Company in the preparation of its financial statements. The assessment of the circumstances by counsel for the Company, which was based on interviews of designated current members of the Company's management team and certain others, supported the evaluation by the Company's independent auditors that they could continue to rely on the integrity of the designated current members of the Company's management team. In June 2000, the Company elected its current chief financial officer to fill the vacancy left by the Company's last full-time chief financial officer who resigned in September 1999. The Company has also undertaken remedial measures to improve internal controls and procedures to ensure the integrity of its financial reporting.

Overview

The Company offers a broad range of services, including stevedoring, warehousing and inland trucking of cargo. The Company also leases port facilities to the Lessee-Operators at the Gloucester Facility on the basis of a fixed lease charge. Through their operations, the Company and its Lessee-Operators handle various types of cargoes, including refrigerated perishables, wood, steel, automobiles and containerized cargo. Stevedoring and warehousing services are billed on a per container basis for containerized cargo and a per weight or per unit basis for breakbulk cargo. The Company's stevedoring services, which are charged for each movement of cargo, consist of the loading or unloading of a ship and may include pick-up of cargo from or delivery of cargo to, a destination in the marine terminal. Fees for the Company's warehousing services, which consist of the handling and storage of cargo, are based on a handling charge (both in and out of the warehouse) and a storage charge. The Company's trucking services are billed on either a tonnage or a per load basis. The Company also receives revenues from ancillary activities, such as the maintenance and repair of customer equipment.

In November 1997, the Company entered the marine transportation business through the acquisition of NPR, whose predecessor was formed in 1974 by the Puerto Rico Government in recognition of the vital importance of maritime transportation to the economic development of Puerto Rico. When NPR's predecessor commenced operations, it had a virtual monopoly over the United States to Puerto Rico container trade. Over time, however, the reemergence of competition, bureaucratic management and periodic turnover in political administrations negatively affected its competitive position and operating performance. In November 1992, the Puerto Rico Government began publicly evaluating the merits of liquidating or divesting its interest in the shipping business. Uncertainty surrounding the Puerto Rico Government's intentions and the possibility of liquidation provided competitors with the opportunity to increase their market shares. In March 1995, an investor group, including certain members of NPR management, purchased NPR's business from the Puerto Rico Government in the Privatization.

Since the acquisition of NPR, the Company management has implemented various programs to improve its operating performance. Company management has reduced operating costs by (i) decreasing vessel expenses by reducing the number of vessels in operation from five to three and reducing the number of ports of call in the United States from five to two, (ii) consolidating customer service activities into one service center located in Tampa, Florida, (iii) trimming other corporate overhead by reducing headcount from 676 in March 1998 to 302 at December 31, 1999, (iv) reducing intermodal transportation costs through the commitment of high cargo volumes to railroads and trucking companies, (v) reducing advertising costs and (vi) eliminating excess container capacity. The Company provides service two times per week between San Juan, Puerto Rico and the United States via the port of Jacksonville, Florida and weekly service between San Juan and the port of Philadelphia, Pennsylvania. In addition, through charter arrangements, NPR provides service two times a week between San Juan and the Dominican Republic and, through a slot charter arrangement, also services the Caribbean island of Trinidad and the United States Virgin Islands.

The Company's ocean revenues are realized primarily through its northbound and southbound ocean freight operations. In general, the Company bases its pricing on (i) direction of the cargo (i.e. northbound or southbound), (ii) type of commodity transported, (iii) destination of the transported cargo and (iv) market conditions. In addition, a majority of the cargo transported by the Company in 1999 was subject to TVA's or fixed rate contracts which provide the Company's customers with rates which are lower than the Company's "any quantity" tariff rates, so long as the customer agrees to ship a minimum quantity of cargo over a specified time period. The Company also generates other revenues through demurrage billings in San Juan (penalties assessed against customers for holding equipment beyond the contracted period).

In 1998, the Company established a new subsidiary to provide third party stevedoring and other marine terminal services at the Puerto Nuevo Marine Terminal in San Juan, Puerto Rico There was not a significant amount of third party stevedoring business conducted during 1998, however, the third party stevedoring business has grown significantly during 1999 and through the present time.

The Company's major operating expense categories are as follows: (i) terminal;
(ii) general and administrative; (iii) equipment maintenance; (iv) insurance/safety; (v) vessel and (vi) transportation.

The Company's terminal expenses consist primarily of labor charges related to stevedoring and warehousing as well as expenses associated with the Company's land-based operations, including facilities and equipment maintenance and repairs, warehousing, etc. General and administrative expenses are comprised, for the most part, of corporate overhead. The Company's equipment maintenance expenses are routine expenses which include the rental and maintenance of the Company's forklifts, cranes, truck, tractors, trailers, etc. The insurance/ safety expense provides for the Company's cost of insurance and claims filed against it. Finally, the Company's transportation expense is comprised of the costs associated with the Company's trucking operations as well as expenses associated with the in-land movement of cargo off-site via rail or truck, including labor, fuel, maintenance and other expenses associated with its own fleet and fees paid to owner operators.

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the Company's actual operating results in thousands of dollars and as a percentage of total revenues:

                                                      Year Ended December 31,
                                ------------------------------------------------------------------
                                          1999               1998 (2)                 1997
                                ---------------------   -------------------    -------------------
                                    $           %           $          %          $           %
                                ---------     -------   --------    -------    --------    -------
                                                         RESTATED
Operating revenues                 301,344        86.9    328,586       88.7      92,326      77.7
Rental income                       26,577         7.7     30,423        8.2      24,007      20.2
Other revenues                      18,694         5.4     11,426        3.1       2,610       2.2
Revenues from non-consolidated
   affiliates                           99           -         41          -          55         -
                                 ---------     -------   --------    -------    --------   -------
Total revenues                     346,714       100.0    370,476      100.0     118,998     100.0
                                 ---------     -------   --------    -------    --------   -------

Operating expenses
Terminal                            83,040        24.0     95,103       25.7      30,431      25.6
General and administrative          92,118        26.6     55,726       15.0      26,112      21.9
Equipment maintenance               53,656        15.5     50,258       13.6      15,796      13.3
Insurance and safety                 9,665         2.8      6,493        1.8       2,998       2.5
Vessel                              39,110        11.3     45,761       12.4       5,815       4.9
Transportation                      57,905        16.7     58,048       15.7       9,346       7.9
Depreciation and amortization       26,864         7.7     23,598        6.4       8,652       7.3
Allowances for losses on
   advances to joint venture             -           -      9,016        2.4           -         -
Other operating expenses             1,120         0.3      1,293        0.3       1,434       1.2
                                 ---------     -------   --------    -------    --------   -------
Total operating expenses           363,478       104.8    345,296       93.2     100,584      84.5
                                 ---------     -------   --------    -------    --------   -------

Operating income (loss)          $ (16,764)       (4.8)  $ 25,180        6.8    $ 18,414      15.5
                                 ---------     -------   --------    -------    --------   -------

Net income (loss)                $ (41,323)      (11.9)  $  8,786        2.4    $ 10,755       9.0
                                 =========     =======   ========    =======    ========   =======
Calculation of EBITDA (1):
   Operating income (loss)         (16,764)                25,180                 18,414
   Depreciation and amortization    26,864                 23,598                  8,652
   Allowances for losses on
    advances to joint venture            -                  9,016                      -
                                 ---------     -------   --------    -------    --------   -------
   EBITDA                           10,100         2.9     57,794       15.6      27,066      22.7

(1) The term EBITDA as used herein represents operating income plus depreciation and amortization, adjusted to exclude certain non-recurring revenues and expenses. EBITDA has been presented because the Company believes it is commonly used in this or a similar format by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the related notes thereto included elsewhere in this Form 10-K.

(2) See Note 3 to the consolidated financial statements regarding restatement of the 1998 financial statements.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

Total revenues decreased to $346.7 million, for the year ended December 31, 1999 from $370.5 million for the year ended December 31, 1998, a decrease of $23.8 million, or 6.4%.

Operating revenues decreased to $301.3 million, for the year ended December 31, 1999 from $328.6 million for the year ended December 31, 1998, a decrease of $27.2 million, or 8.3%.

The decrease in operating revenues was partially due to a decrease in ocean revenue of approximately $15.8 million. On an overall basis, the number of containers carried in 1999 was 3,821 lower than a year ago and the rate per container was also lower. Southbound activity accounted for 72% of the volume variance or 2,760 containers and 86% of the revenue variance. Northbound volumes were down 1,544 containers and revenues were down $2.1 million. InterIsland revenues and volume were both positive compared to 1998. The trade continues to be under competitive rate pressure. Southbound rates decreased $71 per unit from 1998; however, northbound rates experienced a slight increase of $5 per unit. This competitive pressure is expected to continue to impact the Company's revenues in 2000.

Operating revenues were further adversely affected by a $16.3 million decrease in stevedoring revenue at the Packer Avenue Facility for the year ended December 31, 1999 as a result of reduced vessel calls and containers handled. The decreases in operating revenues were partially offset by increased third party stevedoring revenues of $3.1 million from the Company's newly established subsidiary San Juan Internationals Inc. as well as an increase of $0.6 million of revenue at the Port of Wilmington. Trucking revenues for the year ended December 31, 1999 increased slightly by $1.2 million as compared to year ended December 31, 1998.

Rental income decreased to $26.8 million for the year ended December, 31, 1999 from $30.4 million for the year ended December 31, 1998, a decrease of $3.8 million, or 12.6 %. The decrease was primarily due to revisions of the lease contracts with the Lessee-Operators at the Gloucester Facility which went into effect on October 1, 1999. Tenant revenue is currently being realized at an annualized rate of $9.0 million for the year 2000 due to the revisions of the lease contracts with the Lessee-Operators.

Other revenue increased to $18.7 million for the year ended December 31, 1999 from $11.4 million for the year ended December 31, 1998, an increase of $7.3 million, or 63.6 %. The increase was primarily attributable to an increase in third party billings for demurrage of $7.5 million offset by a decrease in third party stevedoring of $1.9 million.

Terminal Expenses

Terminal expenses decreased to $83.0 million for the year ended December 31, 1999 from $95.1 million for the year ended December 31, 1998, a decrease of $12.1 million, or 12.7%.

The decrease in terminal expense is primarily attributable to reduced container vessel calls at the Packer Avenue Facility as well as a reduction in total containers handled by NPR. This decrease is also attributable to improved efficiencies at the Packer Avenue and San Juan Facilities for the handling of containers.

Terminal reductions above were offset by increases of $2.7 million for salary and benefits attributable to increased container volume at the Company's Wilmington and San Juan Facilities. During the fourth quarter of 1999, the Company revised certain of its estimates relating to the extra expense component of its insurance claim arising out of Hurricane Georges. The change in estimate resulted in a $3.5 million charge to terminal operations.

General and Administrative Expenses

General and administrative expenses increased to $92.1million for the year ended December 31, 1999 from $55.7 million for the year ended December 31, 1998, an increase of $36.4 million, or 65.3%.

During 1999, the Company increased its reserve for certain of its trade and other accounts receivable by $17.2 million of which $4.0 million resulted from additional provisions due to increased demurrage revenues discussed above.

During the fourth quarter of 1999, the Company established a $17.0 million reserve for certain of its receivables due from the Lessee-Operators.

The increase also resulted from a one time charge for severance payments of $1.5 million, an increase of $2.9 million in professional fees associated with reorganization of certain administrative and accounting activities and the registration of the Company's Senior Notes. A further increase of $0.8 million was attributable to start-up costs associated with the formation of two subsidiaries (SAN and SJIT) in San Juan, Puerto Rico for the purpose of expanding the Company's third party stevedoring.

These increases were partially offset by a headcount reduction of $4.7 million consisting of a decrease in salaries, wages and benefits of $4.5 million and other related expenses of $0.2 million.

Equipment Maintenance Expense

Equipment maintenance expenses increased to $53.7 million for the year ended December 31, 1999 from $50.3 million for the year ended December 31, 1998, an increase of $3.4 million, or 6.8%.

These increases are as a result of certain leases which commenced during the third quarter of 1999 for equipment being utilized at the Company's Packer Avenue and San Juan Facilities. Additional increases were attributable to above normal maintenance performed on Company's container cranes during the third and fourth quarters of 1999.

These increases were partially offset by a $3.0 million reduction in container and chassis maintenance due to an overall reduction in the Company's equipment fleet and container volume for the year ended December 31, 1999.

Insurance and Safety Expenses

Insurance and safety expenses increased to $9.7 million for the year ended December 31, 1999, from $6.5 million for the year ended December 31, 1998, an increase of $3.2 million, or 48.9%.

This increase was partially attributable to increased coverage for new equipment, which was acquired to replace older equipment and increased costs for certain of the insurance coverage carried by the Company.

During the fourth quarter, the Company provided $1.4 million to increase its reserve for certain of its claims regarding workmens compensation insurance.

Vessel Expenses

Vessel expenses decreased to $39.1 million for the year ended December 31, 1999 from $45.8 million for the year ended December 31, 1998, a decrease of $6.7 million, or 14.5%.

These decreases were primarily attributable to the change from a 2-2 rotation (Jacksonville twice a week and Philadelphia twice a week) to a 3-1 rotation (Jacksonville two times a week and Philadelphia once a week) in the Company's vessel operations as well as taking one vessel out of service during the slow season.

Transportation Expenses

Transportation expenses decreased to $57.9 million for the year ended December 31, 1999 from $58.1 million for the year ended December 31, 1998, a decrease of $0.2 million, or 0.2%.

The Company experienced a decrease of $2.0 million attributable to the reduction in the number of containers shipped to and from Puerto Rico. This decrease was offset by an increase of $1.2 million in expense attributable to an increase in trucking activity conducted at the Packer Avenue Facility.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased to $26.9 million for the year ended December 31, 1999 from $23.6 million for the year ended December 31, 1998, an increase of $3.3 million, or 13.8%.

These increases were attributable to $2.6 million for amortization of dry-docking costs incurred in the latter part of 1998 as well as an $0.8 million increase for depreciation of container and chassis equipment acquired during 1998.

Allowance for Losses on Joint Venture

No allowance for losses on joint venture was incurred for the year ended December 31, 1999 whereas $9.0 million of such expenses were incurred for the year ended December 31, 1998. This allowance had been established to provide for losses arising out of advances made to fund TNX operations which were wound down by the end of 1998.

Interest Expense

Interest expense increased to $27.6 million for the year ended December 31, 1999 from $22.2 million for the year ended December 31, 1998, an increase of $5.4 million, or 24.5%.

During the first quarter of 1999, the Company had increased borrowings of $17.3 million to fund extra expenses incurred as a result of Hurricane Georges. The Company also increased its borrowings under its revolving credit by $5.5 million during the first quarter of 1999 and by $19.0 during the third and fourth quarters of 1998. In addition the Company borrowed $28.0 million during 1998 to fund the purchase of container and chassis equipment.

Further increases occurred as result a 75 basis point increase in the prime rate of interest during the third and fourth quarters of 1999.

Other Income

Other income decreased to $3.0 million for the year ended December 31, 1999 from $5.8 million for the year ended December 31, 1998, a decrease of $2.8 million.

The decrease was due to the lesser amount of dividends received by the Company during 1999 from its investment in marketable securities.

Net Income (Loss)

Net income (loss) decreased to ($41.3) million for the year ended December 31, 1999 from $8.8 million for the year ended December 31, 1998, a decrease of $50.1 million.

The changes in net income was attributable to the changes in revenues and expenses as discussed above.

EBITDA

EBITDA decreased to $10.1 million for the year ended December 31, 1999 from $57.8 million for the year ended December 31, 1998, an decrease of $47.7 million.

The changes in EBITDA was attributable to the changes in revenues and expenses as discussed above.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

Revenues increased to $370.5 million, in 1998 from $119.0 million in 1997, an increase of $251.5 million, or 211.3%. This increase was attributable primarily to the inclusion of $261.5 million of ocean freight revenue in 1998 compared to ocean freight revenues of $31.4 million in 1997, an increase of $230.1 million. This increase was due to the acquisition of NPR on November 20, 1997. Total loads from ocean freight operations in 1998 were 124,549 compared to 121,759 loads for 1997, an increase of 2,790 loads, or 2.3%. The increase in loads was offset by lower revenue per unit due to rate pressure in the US-Puerto Rico trade routes. This competitive rate pressure is expected to continue to impact NPR's revenues for the foreseeable future. Trucking revenues increased to $4.6 million in 1998 from $3.3 million in 1997 an increase of $1.3 million, or 39.4%. This increase was due to freight originating on NPR vessels. Warehousing revenues increased to $15.2 million in 1998 compared to 11.9 million in 1997 an increase of $3.3 million, or 27.7%. This increase was due to freight originating on NPR vessels. Stevedoring revenue increased to $44.9 million in 1998 from $44.5 million in 1997 an increase of $0.4 million, or 0.9%. This increase was due to increased vessel calls.

Rental income increased to $30.4 million for 1998 from $24.0 million in 1997, an increase of $6.4 million, or 26.7%. This $6.4 million increase was due to increased leasing revenues from the Lessee-Operators at the Gloucester Facility associated with increased tonnage of cargo handled due to the more efficient intra-terminal handling system for refrigerated cargo combined with the continued roll-out of the CTS bar-coding system as well as increased storage and handling capacity due to additional facility space which was placed in service during the second quarter of 1997.

The remaining increase of $9.9 million was due primarily to the inclusion of third party stevedoring revenues at the San Juan terminal due to the acquisition of NPR, which accounted for $8.8 million. The balance of the increase in 1998 from 1997 of $1.1 million was due to increased maintenance and repair revenues.

Terminal Expenses

Terminal expenses increased to $95.1 million for 1998 from $30.4 million for 1997, an increase of $64.7 million, or 212.5%. Terminal expenses as percentage of revenues were 25.7% for 1998 compared to 25.5% for 1997. This increase was primarily attributable to $57.9 million of expenses associated with NPR's Jacksonville, San Juan, and Philadelphia terminal operations. The remaining $6.8 million increase was due to the transfer of stevedoring costs from the Port of Elizabeth to the Packer Avenue facility which resulted from changing ports of call. Other than increased expenses associated with the operations of NPR, terminal expenses were unchanged for 1998 and 1997.

General and Administrative Expenses

General and administrative expenses increased to $55.7 million for 1998 from $26.1 million for 1997, an increase of $29.6 million, or 113.4%. General and administrative expenses as a percentage of revenues were 15.0% for 1998 compared to 21.9% for 1997. This increase was attributable primarily to the inclusion of $26.0 million of general and administrative expenses related to the operations of NPR. The remaining $3.6 million increase represents increases in professional fees associated with this purchase.

Equipment Maintenance Expenses

Equipment maintenance expenses increased to $50.2 million for 1998 from $15.8 million for 1997, an increase of $34.4 million, or 217.7%. Equipment maintenance expenses as a percentage of revenues were 13.6% for 1998 compared to 13.3% for 1997. This increase was primarily attributable to $30.6 million of expenses associated with NPR's Jacksonville and San Juan terminal operations. The remaining $3.8 million increase was due to the transfer of equipment rental costs from the Port of Elizabeth to the Packer Avenue facility which resulted from changing ports of call. Other than increased expenses associated with the acquisition of NPR, equipment maintenance expenses were unchanged for 1998 and 1997.

Insurance and Safety Expenses

Insurance and safety expenses increased to $6.5 million for 1998 from $3.0 million for 1997, an increase of $3.5 million, or 116.7%. Insurance and safety expenses as a percentage of revenues were 1.8% for 1998 compared to 2.5% for 1997. This increase was attributable partly to the inclusion of $1.1 million of insurance and safety expenses related to the operations of NPR. The remaining $2.4 million increase was due to increased coverage for additional facilities constructed in late 1997 as well as new equipment which was purchased to replace older equipment.

Vessel

Vessel expense increased to $45.8 million for 1998 from $5.8 million for 1997, an increase of $40.0 million, or 789.7%. Vessel expenses as a percentage of revenues were 12.4% for 1998 compared to 4.9% for 1997. This increase was totally related to NPR.

Transportation Expenses

Transportation expenses increased to $58.0 million for 1998 from $9.3 million for 1997, an increase of $48.7 million, or 523.7%. Transportation expenses as a percentage of revenues were 15.6% for 1998 compared to 7.9% for 1997. This increase was attributable to expenses associated with NPR's inter-modal operations. In order to remain competitive within the industry, NPR has absorbed a significant amount of inter-modal expenses which had historically been passed through and paid for by NPR'S customers. This practice is expected to continue. Other than increased expenses associated with the operations of NPR, transportation expenses were unchanged for 1998 and 1997.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased to $23.6 million for 1998 from $8.7 million for 1997, an increase of $14.9 million, or 172.7%. Depreciation and amortization expenses as a percentage of revenues were 6.45% for 1998 compared to 7.3% for 1997. This increase was attributable to vessel depreciation of $8.0 million and equipment depreciation of $7.0 million associated with the acquisition of NPR.

Losses on Investment in Joint Venture

Losses on investment in joint venture totaled $9.0 million for 1998 and was wholly attributable to reserves established to provide for a 100% provision of advances to fund TNX operations which have been completely wound down by the end of 1998. The magnitude of this loss was primarily due to the downturn of the Brazilian economy in the fourth quarter of 1998, which led to overcapacity of vessel tonnage in the trade lanes where TNX operates and competitive rate pressure.

Other Operating Expenses

Other operating expenses, which consist of operating taxes and licenses, traffic and sales expenses and charges from Non-consolidated Affiliates, decreased to $1.3 million for 1998 from $1.4 million for 1997, a decrease of $0.1 million, or 0.7%. Other operating expenses as a percentage of revenues were 0.3% for 1998 and 1.2% for 1997.

Net Income

Net income decreased to $8.8 million for 1998 from $10.8 million for 1997, a decrease of $2.0 million, or 18.5%. Net income as a percentage of revenues was 2.4% for 1998 compared to 9.0% for 1997. The decrease in net income was attributable to competitive pricing pressures, which have reduced revenue per load, and has caused Holt to absorb a significant portion of its transportation costs. Additionally, for 1998, Holt reserved $9.0 million for advances to fund TNX operations as noted above. Dividend income totaling $5.8 million partially offset the reductions described above.

EBITDA

EBITDA increased to $57.8 million for 1998 from $27.1 million for 1997, an increase of $30.7 million, or 113.3%. EBITDA as a percentage of revenues was 18.8% for 1998 compared to 22.7% for 1997. The increase in EBITDA was attributable to the changes in revenues and expenses as discussed above.

SEASONALITY

Holt handles a variety of cargoes throughout the year ranging from refrigerated meat and produce to steel and wood products. Holt believes that this diversified mix of cargoes has reduced the effects of seasonality associated with specific types of cargoes.

Although NPR historically realized a seasonal impact on its revenues during the fourth quarter (due to Christmas) and May (due to Mother's Day), this seasonal impact has diminished significantly over the past two years.

LIQUIDITY AND CAPITAL RESOURCES

Debt Service

Historically, net cash from operating, investing and financing activities have been sufficient for the Company to satisfy its debt requirements and to make necessary capital acquisition and improvements to its properties. However, during the fourth quarter of 1999, the Company experienced cash flow shortages and as a result, the Company entered into the first amendment of its Revolving Credit Agreement on January 21, 2000. The first amendment resulted in making available to the Company $10.0 million in the form of a second term loan for working capital purposes. In addition, the first amendment extended the December 31, 1999 maturity date of the first term loan in the amount of $17.3 million, made under the Revolving Credit Agreement to June 30, 2000.

On July 14, 2000, the Company entered into a second amendment to its Revolving Credit Agreement. The second amendment extends the maturity date of the revolving credit facility and the term loans to June 30, 2001, provided that the Company makes certain mandatory repayments on various dates through June 30, 2001. The second amendment provides that interest shall be payable on a monthly basis at prime plus 1.25% on all amounts outstanding and further provides for, among other things, a revision of financial covenants and a waiver of all defaults under the Revolving Credit Agreement.

In February 2000, in order to determine and meet its liquidity requirements through June 30, 2001, the Company engaged outside professional advisors to assist in the development and implementation of a financial plan which consists of cash flow projections and a cost reduction plan. The initial cash flow projections have been developed with the anticipation of the liquidation of certain non-operating assets and the settlement of the Company's insurance claim with respect to Hurricane Georges. Based on these cash flow projections and assuming satisfactory outcome of these two factors, the Company anticipates being able to make all scheduled debt service and vendor payments through the period ended June 30, 2001. The Company has commenced with its outside professional advisors the development of a cost reduction plan which will include, among other things, an organizational restructuring. Upon completion of the cost reduction plan, the Company will recast its cash flow projections to give effect to those costs savings the Company is able to identify.

As of December 31, 1999, the Company was in default of certain provisions of its Revolving Credit Agreement, its loan agreements related to its industrial revenue bonds, its indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor. Currently, except with respect to its obligations under the Revolving Credit Agreement, the Company remains in default under the remainder of its debt obligations.

In addition to developing and implementing its financial plan, the Company intends to request from its industrial revenue bondholders, senior unsecured note holders and other equipment and bank lenders, as necessary, waivers of its covenant defaults. The Company cannot give any assurances that its lenders will agree to the Company's requests. Unless the Company is able to restructure it financial covenants, the Company believes that it will be unable to comply with such financial covenants throughout the fiscal year ended June 30, 2001. In the event the company's lenders seek to enforce their rights under their respective loan agreements and accelerate their indebtedness and the Company is unable to generate sufficient funds in exchange for the liquidation of certain assets, then the Company's financial position and ability to continue its operations would be materially adversely affected.

The Company's ability to continue as a going concern is dependent upon the successful restructuring of certain of its obligations, the ability to generate sufficient cash from operations, the sale of non-core assets, and the satisfactory resolution of certain commitments and contingencies. The Company continues to incur net losses and in addition, will record a charge of $8.0 million to earnings in the second quarter of 2000 resulting from the termination of the Company's Option to Purchase and Development Agreement in conjunction with the repayment of loans by DEL discussed below. Liquidity may be further adversely affected by the an increase in the Company's estimate of its potential withdrawal liability resulting from the relocation of NPR's northeastern port of call from Elizabeth, New Jersey to Philadelphia, Pennsylvania.

As part of its plan to increase its liquidity, during July 2000, the Company received proceeds of $14.0 million on outstanding promissory notes with DEL (see
Item 13 "Certain Relationships and Related Transactions") of which $2.0 million was used to permanently reduce amount due under the Company's revolving credit facility and $6.8 million was used to pay interest due on the Company's senior notes. The remaining proceeds of $5.2 million will be used to fund working capital requirements.

As of December 31, 1999, the Company had outstanding $318.0 million of consolidated indebtedness, consisting of (i) $140.0 million principal amount of the Senior Notes and (ii) $178.0 million of senior secured indebtedness. As of December 31, 1999, the Company is in default with certain provisions of the Revolving Credit Agreement and its loan agreements related to its industrial revenue bonds, the indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor. Except with respect to the revolving credit facility and the term loan, at December 31, 1999, the Company remains in default under its debt obligations at December 31, 1999. As a result of these defaults and because the banks, bondholders and trustees have the right to accelerate the Company's indebtedness to each of them, respectively, $10.0 million of the Company's total obligations which is due prior to December 8, 2000 in accordance with the second amendment of and under the Revolving Credit Agreement and the remainder of the Company's long-term debt obligations have been reclassified as a current liability. The consolidated financial statements of the Company indicated that, at December 31, 1999, current liabilities exceeded current assets by $243.0 million.

As a result of the above conditions, the Company's independent auditors issued a going concern opinion.

Cashflows

For the year ended December 31, 1999, net cash from operating, investing and financing activities was sufficient for the Company to satisfy all debt service requirements and to make the necessary capital acquisitions and improvements.

Cash used by the Company in operating activities was approximately breakeven. While the Company reported a net loss for the year of $41.3 million, included in this loss were non-cash charges (income) from depreciation of $26.9 million; an increase in allowance for doubtful accounts totaling $26.5 million; and other non-operating income items totaling ($2.2) million. Funds used in operating activities included an increase of $5.4 million for the deferral of extra expenses incurred primarily during the first half of the year 1999 as a result of Hurricane Georges. These expenditures are included in the revised claim submitted by the Company to its insurance carrier (see Item 3 "Legal Proceedings").

Additional funds used in operating activities included a net reduction in accounts payable and accrued expenses of $4.6 million. Increases in trade and tenant accounts receivable of $1.4 further caused a reduction in cash available from operating activities. Sources of funds from operating activities included an $1.4 million increase in other noncurrent liabilities.

Net cash used in investing activities for the year was $11.2 million of which $9.0 was attributable to the purchase of options to acquire 1.5 million shares of Atlantic Container Lines AB stock; expenditures for property and equipment for $6.3 million; payments to non-consolidated affiliates of $4.2 million. These expenditures were partially offset by a decrease in other receivables of $8.2 million.

Net cash provided by financing activities was $8.7 million. The Company borrowed $17.3 million to fund extra expenses incurred as a result of Hurricane Georges. The Company increased its borrowings under its revolving credit facility by $5.5 million during the 1999 year. The Company also increased its borrowings from a foreign bank by $1.0 million under a facility collateralized by the ACL stock owned by the

Company and from an unrelated bank by $1.0. The Company incurred borrowings of $1.5 million for new equipment and repaid $12.1 million of other bank and equipment notes for the year.

Net cash provided by financing activities was reduced by a distribution to its sole stockholder of a dividend of $5.7 during the year ended December 31, 1999, which was used by the stockholder to repay a $5.0 note receivable to the Company.

Commitments and Contingencies

On June 30, 2000, the Company entered into an Employment Agreement whereby an employee of the Company will be paid $0.930 million over an eighteen month period commencing July 15, 2000.

Holt relocated NPR's northeastern port of call from Elizabeth, New Jersey to Philadelphia, Pennsylvania, a move designed to consolidate operations. As a result of the move, the Company has been advised by counsel that it could trigger a withdrawal liability that could approximate $12.8 million. While the Company has several options to fully mitigate this potential claim, it has accrued its estimate of the maximum exposure at this time.

Legal Proceedings

As discussed under Item 3, the Company is party to various legal proceedings which if adversely decided, would have a material adverse effect on the Company's financial position.

IMPACT OF YEAR 2000 ON THE COMPANY'S SYSTEMS

The company prepared a thorough Year 2000 preparation plan that included replacement and upgrading certain of its systems. Year 2000 was monitored by a coordinated team of systems and operational personnel company wide with teams in place at all terminal locations and operational centers. No major service interruption to the company's operation was experienced as a result of the year 2000 change over.

The cost of remediation and upgrading both internally developed systems and vendor-supplied systems was approximately $1.5 million.

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

Item 7A. Quantitative And Qualitative Disclosure About Market Risk

The Company does not use derivative financial instruments to manage interest rate risk. At December 31, 1999, the Company had $70.0 million of floating-rate debt outstanding. A 1% increase in interest rates would increase annual interest expense by approximately $700,000. The Company's exposure to currency exchange risk has beenimmaterial through December 31, 1999.

Item 8  Financial Statements

See financial statements commencing on F-1

Item 9 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 10  Directors And Executive Officers of the Registrant

The following table sets fourth certain information regarding the directors and executive officers of the Company:

Name                       Age              Position
----                       ---              --------
Thomas J. Holt             63               Chairman, President and Chief Executive Officer
Lorraine Robins            70               Executive Vice President and Director
John A. Evans              53               General Counsel, Vice President and Corporate Secretary

Leo A. Holt                35               Director
Michael J. Holt            25               Director
William J. Streich         53               Chief Financial Officer

The key employees of NPR are as follows:

Thomas J. Holt, Jr.        36               President and Chief Executive Officer
David N. Whene             41               Senior Vice President of Operations
Carl R. Fox                47               Executive Vice President of Strategic Planning and
                                            Administration

Thomas J. Holt, Sr. has been Chairman, President and Chief Executive Officer of the Company since its capitalization in October 1997. He is the son of the founder of the Holt business. He has been actively involved with Holt for over 44 years and has served as an executive officer and director of each of the Holt Subsidiaries since 1965. He is a member of the Philadelphia District Export Council, World Trade Association of Philadelphia, Inc., Pacific Maritime Association and Imported Products Association. Mr. Holt is the father of Thomas
J. Holt, Jr., Leo A. Holt and Michael J. Holt, each a director of the Company.

Lorraine Robins has been Executive Vice President and a director of the Company since its capitalization in October 1997. She has worked for Holt for the last 36 years and has served as Executive Vice President of each of the Holt Subsidiaries since 1983. She is a member of the World Trade Association of Philadelphia, Inc., and received the "Woman of the Year" award for outstanding achievement from the Women's International Trade Association.

John A. Evans has been General Counsel and Corporate Secretary of the Company since its capitalization in October 1997 and Vice President since January 1998. He has worked for Holt for 26 years and has served as Corporate Secretary and General Counsel since 1983. He is both an attorney and a certified public accountant. He is a member of the American Institute of Certified Public Accountants, New Jersey Bar Association, Pennsylvania Bar Association and the American Bar Association.

Leo A. Holt has been a director of the Company since its capitalization in October 1997. He is a director, executive officer and shareholder of AHI and SLS and has been involved in the stevedoring, marine terminal and warehousing business for over 14 years. He is a trustee with the Philadelphia Seaman's Church

Institute, a member of both the World Trade Association of Philadelphia and the Produce Marketing Association. He is the son of Thomas J. Holt, Sr., Chairman, President and Chief Executive Officer of the Company and the brother of Thomas J. Holt, Jr., and Michael J. Holt, each a director of the Company.

Michael J. Holt has been a director of the Company since its capitalization in October 1997. He is a director, executive officer and shareholder of AHI and SLS and has been involved with the stevedoring, marine terminal and warehousing business for over three years. He is the son of Thomas J. Holt, Sr., Chairman, President and Chief Executive Officer of the Company and the brother of Thomas
J. Holt, Jr., and Leo A. Holt, each a director of the Company.

William J. Streich was elected by the Company's Board of Directors during June, 2000. Mr. Streich is a graduate of Temple University and spent seven years in public accounting with Arthur Andersen & Company in Philadelphia. From his public practice, he has been involved in the financial management of manufacturing, construction and real estate development companies. His activities in those companies included developing platforms for growth and organization, financing and restructuring. Most recently, Mr. Streich was involved in the development of an international commodities trading exchange for the internet.

Thomas J. Holt, Jr. has been the President and Chief Executive Officer of NPR, Inc. since February 1, 1999. Prior thereto, he served as a director, executive officer and shareholder of AHI and SLS and has been involved in the stevedoring, marine terminal and warehousing business for over 15 years. He is a member of the Philadelphia Maritime Society and the World Trade Association of Philadelphia. He is the son of Thomas J. Holt, Sr., Chairman, President and Chief Executive Officer of the Company and the brother of Leo A. Holt and Michael J. Holt, each a director of the Company.

David N. Whene has served as Senior Vice President of Operations, Navieras, since October 1, 1998. Prior to that, he served as Senior Vice President of Operations for Blue Star Line, N.A., Ltd. from October 1986 to April 1998. Mr. Whene has worked in various management positions in stevedoring and shipping companies since 1979.

Carl R. Fox has been Executive Vice President of Business Planning and Administration of NPR, Inc. since May 1995. He has 22 years experience in the maritime industry. In this position at NPR he is involved in directing the strategic planning initiative focusing on development of short and long-term strategy; and the management of Information Technology, Human Resources, Administrative Services, and Reengineering. In addition, he has worked in a number of Financial and Planning positions at Crowley and USL.


Item 11.  Executive Compensation

Compensation Committee Interlocks and Insider Participation

Prior to the capitalization of the Company in October 1997, the Company did not pay any compensation to its executive officers. In 1996, decisions concerning compensation of executive officers were made by the Board of Directors of Holt, consisting, at that time, of Thomas J. Holt, Sr., Lorraine Robins and Bernard Gelman.

Director Compensation

Directors of the Company are not currently compensated for their services as such. The Company reimburses directors for their expenses incurred in connection with their activities as directors. In the future, the Company may elect to compensate directors for their services as directors.

Executive Compensation

The Company was capitalized in October 1997 and accordingly, paid no compensation during the years ended December 31, 1995, 1996 and 1997. Prior to April of 1998, all of the Company's executive officers were compensated by Holt. The following table sets forth, with respect to services rendered during 1996, 1997 and 1998, the total compensation paid by Holt to or for the account of the Company's Chief Executive Officer and the Company's three other executive officers (the "Named Executive Officers"). None of the Named Executive Officers is a party to an employment agreement with the Company. The named Executive Officers also provide services to, and receive additional compensation from certain of the Non-consolidated Affiliates. See "Certain Relationships and Related Transactions."


                                                              Annual Compensation
                                                              -------------------     All Other
Name and Principal Position                 Year     Salary($)        Bonus($)      Compensation(1)
---------------------------------------------------------------------------------------------------
Thomas J. Holt, Sr.                         1999     $331,500           $-0-           $   549
  Chairman of the Board, President          1998      301,436            -0-             1,259
  and Chief Executive Officer               1997      254,782            -0-             2,906

Lorraine Robins                             1999     $153,000           $-0-           $ 1,746
  Executive Vice President                  1998      131,700            -0-               573
                                            1997       98,530            -0-             1,626

Bernard Gelman (2)                          1999     $160,500           $-0-           $53,854
  Vice President, Chief Financial           1998      185,100            -0-               665
 Officer and Treasurer                      1997      116,252            -0-             2,013

John A. Evans                               1999     $218,280           $-0-           $   213
  General Counsel and Secretary             1998      186,766            -0-               639
                                            1997      110,450            -0-             1,596
---------------------------------------------------------------------------------------------------

(1) Amounts indicated for 1999 include $17,833 a month effective October 1, 1999 for consulting fees to Mr. Gelman. 1999 amounts also include compensation relating to group life insurance premiums in the following amounts. Mr. Holt, $549; Ms. Robins, $1,746; Mr. Gelman, $354; and Mr. Evans, $213. Amounts indicated for 1998 include employer 401(k) contribution in the following amounts: Mr. Holt, $1,013; Ms. Robins, $327; Mr. Gelman, $419; and Mr. Evans, $393. Also includes $246 in group life insurance premiums for each Named Executive Officer.

(2)  Mr. Gelman resigned from the Company in September of 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Thomas J. Holt, Sr., the Company's Chairman, President and Chief Executive Officer, owns 100% of the outstanding common stock of the Company. Other than the common stock, no other class of capital stock of the Company is authorized. The business address of the sole stockholder is 101 South King Street, Gloucester City, New Jersey 08030.

Item 13.  Certain Relationships and Related Transactions

The Company and each of its subsidiaries (the "S Corp. Businesses") are corporations subject to taxation under Subchapter S of the Code. As a result, the net taxable income of each S Corp. Business must be included in the taxable income of its shareholders as the S Corp. Businesses are not subject to tax at the corporate level with respect to such income. The S Corp. Businesses had historically made earnings distributions to their shareholders in amounts equal to or greater than the amount of the shareholders' Federal and State income tax liabilities arising from the S Corp. Business' status as S Corporations (other than NPR, Murphy Marine and Wilmington Stevedores, which became S corporations effective in January 1998). The amount of these distributions were $5.7 million, $5.0 million and $4.5 million for 1999, 1998 and 1997, respectively.

Significant assets utilized by the Company, including the lease for the Packer Avenue Facility and the ownership of the management information systems used in Holt's operations, including CTS, are held by AHI and SLS, receptively, both of which are controlled by Leo A. Holt and Michael J. Holt, each of whom is a director of the Company and a son of Thomas J. Holt, Sr., the Chairman, President and Chief Executive Officer of the Company. AHI subleases the Packer Avenue Facility (which includes four container cranes) and leases two additional cranes to the Company one of which is located at the Packer Avenue Facility. Pursuant to the PRPA Lease, which expires in 2040 (including all renewal options), the PRPA leases the Packer Avenue Facility to AHI and has granted to AHI rights to develop certain undeveloped additional waterfront property. Under the Sublease between AHI and Holt, Holt pays AHI the rental payable by AHI to the PRPA plus fifteen percent of that amount (See Item 2 - "Properties"). Rental expenses and fees paid by Holt to AHI amounted to $2.7 million for the year ended December 31, 1999 and $3.0 million for the years ended December 31, 1998 and 1997, respectively. See Note 14 of "Notes to Consolidated Financial Statements" of the Company.

Pursuant to agreements between the Company and SLS, SLS provides the Company with services relating to accounting, billing, management information processing, insurance risk analysis and coverage and marketing. These agreements are negotiated on a yearly basis to reflect the services provided All logistics and management information services provided to the Company's customers, including CTS and the Container Computer System, and certain of the Company's sales and marketing activities, are provided by SLS on behalf of the Company. As compensation for these services, the Company either pays SLS a percentage of the Company `s gross revenue on a monthly basis or is billed a fixed contract rate. Fees paid by the Company to SLS for these services amounted to $9.3 million, $6.5 million and $4.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. See Note 14 of "Notes to Consolidated Financial Statements" of the Company. In addition, certain other companies which are majority owned by Thomas J. Holt, Sr. (the "Non-consolidated Affiliates") provide to or procure from the Company various assets and services, including warehouse space, building and equipment maintenance and stevedoring services.

Holt and the Non-consolidated Affiliates provide services and goods to each other. Holt provides to the Non-consolidated Affiliates stevedoring services, rental of warehouse space and building and equipment repair services. In 1999, 1998 and 1997, Holt received a total of $99,000 $41,000 and $55,000, respectively, for these services. The Non-consolidated Affiliates provide Holt with rental of warehouse space, building and equipment repairs, management services and the sale of ice. For 1999, 1998 and 1997 Holt paid the Non-consolidated Affiliates $0.6 million, $1.0 million and $1.2 million for these services and goods, respectively.

Holt and the Non-consolidated Affiliates historically have made advances to each other for working capital purposes and have accrued amounts payable to each other arising out of the sale of services and goods. The outstanding advances and payables by the Non-consolidated Affiliates to Holt at December 31, 1999, 1998 and 1997 were $25.4 million, $25.4 million and $21.3 million, respectively. None of these advances bears interest. The outstanding advances and payables by Holt to the Non-consolidated Affiliates at December 31, 1999, 1998 and 1997 were $9.8 million, $14.0 million and $12.2 million, respectively. See Note 13 of "Notes to Consolidated Financial Statements" of the Company.

In February and April 1998, the Company loaned a total of $5 million to Thomas
J. Holt, Sr., the Company's Chairman, President and Chief Executive Officer. Interest on the loan was 1% over the prime rate and was repaid during June 1999.

In January 1998, the Company sold to AHI for $5 million certain refrigeration equipment which the Company no longer needed in its operations. Of the total purchase price, $3.1 million was paid through December 31, 1999.

Holt has entered into an Option to Purchase and Development Agreement with Delaware Avenue Enterprises, Inc. ("DEL"), a company of which the majority is owned and operated by Leo A. Holt and Michael J. Holt, directors of the Company. Pursuant to the agreement, Holt paid $8 million to DEL to acquire an option to purchase 11.5 acres of property located on the Delaware River in Philadelphia (the "Premises") for a price equal to 120% of any sum expended by DEL to improve and develop the Premises. The option expires on December 31, 2013. In connection with the agreement, DEL issued to the Company a $10 million promissory note during 1998 and a $4.0 million promissory note during 1999, collectively, ("the Notes"). The Notes bear interest at 1% over the prime rate and mature on the earlier of December 31, 2013 or the date on which Holt exercises its option and purchases the Premises. The note is secured by a mortgage and security agreement on the Premises and a contiguous 28-acre site.

On July 14, 2000, DEL borrowed $14.0 million which was used to repay the Notes. In conjunction with the transaction, the Company terminated its $8.0 Option to Purchase and Development Agreement with DEL and will record this charge as of June 30, 2000. See Note 14 of "Notes to the Consolidated Financial Statements" of the Company.

The Company performs stevedoring services at the Packer Avenue Facility for Dockside Refrigerated Warehouse of Philadelphia, Inc. ("DWP"). Leo A. Holt and Michael J. Holt, each a director of the Company and sons of Thomas J. Holt Sr., control DWP.

In January 2000, DAE acquired the Lessee-Operators who conduct marine terminal activities at the Gloucester Facility which they lease from the Company. In conjunction with the acquisition, the Company agreed to accept a promissory note in exchange for the Lessee-Operator receivables arising on or before December 31, 1999 and outstanding as of April 3, 2000. The amount of the promissory note is $38.2 million, bears interest of 2% per annum and is payable in monthly installments of not less than $750,000, including interest.

Description of Certain Commitments and Contingencies

Certain Operating Leases

Equipment Financing -- Emerald Equipment Leasing, Inc.

On November 20, 1997, NPR sold certain of its assets consisting of containers, gensets and chassis (the "Emerald Equipment"), to Emerald Equipment Leasing, Inc. ("Emerald") for a purchase price of $35 million. The Emerald Equipment was then leased back to NPR and to Holt Cargo (collectively, the "Lessees"), pursuant to an Equipment Lease Agreement dated as of November 20, 1997 (the "Equipment Lease"). Under the Equipment Lease, the Lessees are obligated to make monthly payments to Emerald in the amount of approximately $738,000 per month for a term of 60 months. The Equipment Lease also provides that the Lessees may terminate the Equipment Lease effective as of the fourth anniversary of the Equipment Lease commencement date, provided that no default of the Lessees exists thereunder and provided that the Lessees make a lease termination payment to Emerald in the amount of $2.8 million. The Equipment Lease and payments have been assigned to MBC Leasing Corp. ("MBC"), which financed Emerald's acquisition of the Emerald Equipment pursuant to a Loan and Security Agreement dated as of November 20, 1997 (the "MBC Credit Agreement"), in the maximum principal amount of up to $35.0 million (the "Equipment Loan"). The Lessees' obligations under the Equipment Lease are guaranteed by the Company and each of its subsidiaries other than the Lessees, (the "Lease Guarantors") pursuant to a Lease Guaranty Agreement dated as of November 20, 1997 (the "Lease Guaranty"), which Lease Guaranty is also assigned to MBC as additional collateral.

Of the $35.0 million available under the MBC Credit Agreement, $24.0 million was advanced on November 20, 1997 and an additional $11 million was advanced through October 31, 1998. A majority of the outstanding capital stock of Emerald is owned by certain employees of SLS (who are not executive officers or directors of SLS).

The Equipment Lease payments were calculated to provide for full pass-through amortization of the amounts outstanding under the Equipment Loan as though it had been fully advanced. The initial advance of the Equipment Loan will bear interest at an annual rate of 9.25%. Subsequent advances will bear interest at a rate per annum equal to the interest rate for five year Treasury constant maturities plus 332 basis points. The entire outstanding principal balance of the Equipment Loan is due and payable on November 20, 2002.

The MBC Credit Agreement contains customary covenants, including limitations on
(i) the incurrence of additional indebtedness, (ii) the creation of liens, (iii) making restricted payments, including the payments of dividends, (iv) making investments, (v) engaging in mergers, consolidations and asset sales, and (vi) engaging in loans, investments and other transactions with affiliated parties. Similar limitations are imposed on the Lessees and the Lease Guarantors in the Equipment Lease and the Lease Guaranty. In addition, the Lease Guarantors, on a consolidated basis, are required to comply with certain financial covenants including without limitation, (i) a ratio of indebtedness to tangible net worth,
(ii) an interest coverage ratio, and (iii) minimum tangible net worth, in each case, as specified in the Lease Guaranty.

On July 30, 1998, Emerald entered into a Master Interim and Permanent Loan and Security Agreement ("Loan Agreement") with BTM Capital Corporation, which provided for a loan up to $16.9 million to Emerald by BTM for the purpose of purchasing 53 foot containers and chassis. On December 30, 1998, Emerald executed an amendment providing for a permanent loan of $14.8 million, representing the final purchase price of the containers and chassis. The note bears interest at 6.68% per year and further provides that the loan shall be repaid in 84 consecutive equal installments of $220 commencing on February 1, 1999. Subsequent to the purchase of the equipment, Emerald has entered into a lease agreement for 60 months with Holt for the equipment. Repayment of the loan is guaranteed by the Company. The guarantor is subject to certain financial covenants, including a restriction of the payment of dividends, minimum net worth test and a consolidated coverage ratio test. Because the Company has not been able to make effective use of equipment due to market conditions. Emerald is looking to either sell or lease the equipment to other parties.

Obligations Guaranteed by the Company

DRW Bonds

One of the Lessee-Operators financed its development of a refrigerated warehouse located at the Gloucester Facility through the issuance by the CCIA of $18.5 million of its Lease Revenue Bonds (Dockside Refrigerated Warehouses, Inc. Project), Series 1994 (the "CCIA-DRW Bonds"). The CCIA-DRW Bonds bear interest at a rate of 8.4% per annum and mature on April 1, 2024. The CCIA-DRW Bonds are secured by a mortgage granted by CCIA on the warehouse and its leasehold interests in the real property on which the warehouse is located. In addition, Holt Hauling and one of the Non-consolidated Affiliates granted a mortgage in their interest in the Gloucester Facility to secure repayment of the CCIA-DRW Bonds, which is guaranteed by Holt Hauling and the Non-consolidated Affiliates.

PAID Bonds

The Philadelphia Authority for Industrial Development issued $7.0 million of its Revenue Bonds (Refrigerated Enterprises, Inc. Project) Series of 1992 (the "PAID Bonds") for the benefit of one of the Non-consolidated Affiliates. The PAID Bonds are secured by a mortgage on the Non-consolidated Affiliate's interest in the property financed with the PAID Bonds. Interest accrues at a rate of 9.05% per annum (8.75% following an "Exemption Event" as defined therein). The PAID Bonds have a maturity date of December 1, 2019. Repayment of the PAID Bonds is guaranteed by Holt and the other Non-consolidated Affiliates, and such guarantees are secured by a mortgage granted by Holt Hauling and one of the Non-consolidated Affiliates on their respective interests in the Gloucester Facility. The guarantors are subject to financial covenants including a minimum net worth test, a debt to tangible net worth test and an interest coverage ratio test. The Guaranty also contains restrictions on certain mergers, acquisitions and sales of assets, incurrence of additional indebtedness and the making of guarantees, the payment of dividends, the repurchase of stock, the making of loans to shareholders and the granting of liens. The documents contain customary events of default consistent with those contained in the NJEDA and CCIA Bond documents.

NJEDA Bonds

The NJEDA issued $6.1 million in Economic Development Refunding Bonds (777 Pattison Avenue Inc. 1988 and 1989 Projects), 1992 Refunding Series, which bear interest at 8.95% and mature on December 15, 2018 (8.65% following an "Exemption Event" (as defined therein)). The proceeds from the sale of these Bonds were loaned to one of the Non-combined Affiliates in order to make certain capital improvements at the Gloucester Facility. Repayment of the bond indebtedness is guaranteed by Holt and the other Non-consolidated Affiliates. The Bonds are secured by a mortgage on the Gloucester Facility.

Equipment Loans

Holt Cargo Systems, Inc. and Holt Hauling and Warehousing System, Inc. have guaranteed various equipment loans entered into by Express Equipment Rental ("Express"), a company owned by family members of Holt's stockholder who are also directors of Holt with various financial institutions. The equipment purchased by Express with the proceeds of these loans is being leased to the Company. The loans bear interest at varying rates ranging from 8.21% to 10.28% and mature at various dates through 2004. The terms of the leases for this equipment provide that, among other things, the lease payments are sufficient to repay the amounts outstanding under the loan agreements. The amount of loans outstanding on December 31, 1999 is $4.7 million.

Vessel Financings

Certain of the Company's subsidiaries have guaranteed obligations of Christian Holdings (Luxembourg) S.A. "CHL" in connection to its ownership of two modern refrigerated cargo vessels. CHL owns these vessels in an equal partnership with a German shipping company. These vessels call at the Company's terminals carrying palletized perishable products from various points of origin throughout the world. In relation to the above Holt Cargo Systems, Inc. executed a guarantee in August of 1996 to Commerzbank AG of Hamburg, Germany in an amount of $1,130,000 against a loan Commerzbank made to CHL. The loan, which matures on March 31, 2001, bears interest at 8.0%, payable quarterly.

In August of 1996, two Belgian credit institutions granted mortgages and loans to CHL for the refinancing of the two modern refrigerated cargo vessels. First mortgages on each vessel were granted by National Maatschip Kreditet an Nuiverd "NMKN", a Belgian bank. Fifteen percent of the mortgage amount has been guaranteed by Holt Hauling & Warehousing jointly and severally with CHL's equal partner in the vessels in an amount of $1,729,000 for each vessel. The thirteen year mortgages bear interest at the Belgian Interbank Offer Rate plus a factor and amortize equally over the term. The mortgages mature in August of 2009.

Holt Cargo Systems, Inc. guaranteed a loan made to CHL in Belgian Francs with an equivalent US dollar value of $1,965,768 by Gimvindus, n.v. a Belgian economic development agency belonging to the Province of Flanders. These loans bear interest at 7% per annum and mature on August 31, 2004.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents Filed as a Part of This Report

(1)  Financial Statements

The financial statements required to be filed as part of this Annual Report on Form 10-K are listed below with their location in this report.

The Holt Group, Inc. and Subsidiaries:

                                                                                         Page No.
                                                                                         --------
         Report of Independent Accountants                                                  F-2

         Consolidated Balance Sheets as of December 31, 1999 and 1998                       F-3

         Consolidated Statements of Operations for the years ended
         December 31, 1999, 1998 and 1997                                                   F-5

         Consolidated Statements of Comprehensive Income (Loss)
         for the years ended December 31, 1999, 1998 and 1997                               F-6

         Consolidated Statements of Stockholder's Equity for the years ended
         December 31, 1999, 1998 and 1997                                                   F-7

         Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997                                                   F-8

         Notes to Consolidated Financial Statements                                        F-10


(2)  Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other schedules have been omitted because they are not applicable, not required, or the required information is included in the Financial Statements or the notes thereto.

(3)  Exhibits

Documents incorporated by reference:

*3.1    Certificate of Incorporation of the Company.

*3.2    By-laws of the Company.

*3.3    Certificate of Incorporation of Holt Cargo Systems, Inc.

*3.4    By-laws of Holt Cargo Systems, Inc.

*3.5    Articles of Incorporation of Holt Hauling and Warehousing Systems, Inc.

*3.6    By-laws of Holt Hauling and Warehousing Systems, Inc.

*3.7    Certificate of Incorporation of Murphy Marine Services, Inc.

*3.8    By-laws of Murphy Marine Services, Inc.

*3.9    Certificate of Incorporation of Wilmington Stevedores, Inc.

*3.10   By-laws of Wilmington Stevedores, Inc.

*3.11   Certificate of Formation of NPR, Inc.

*3.12   By-laws of NPR, Inc.

*3.13   Certificate of Incorporation of NPR-Navieras Receivables, Inc.

*3.14   By-laws of NPR-Navieras Receivables, Inc.

*3.15   Certificate of Incorporation of NPR Holding Corporation.

*3.16   By-laws of NPR Holding Corporation.

*3.17   Certificate of Incorporation of NPR S.A., Inc.

*3.18   By-laws of NPR S.A., Inc.

*3.19   Certificate of Incorporation of San Juan International Terminals, Inc.

*3.20   By-laws of San Juan International Terminals, Inc.

*3.21   Certificate of Incorporation of SJIT, Inc.

*3.22   By-laws of SJIT, Inc.

*4 Indenture, dated January 21, 1998, among the Company, the Guarantors and The Bank of New York.

*5      Opinion of Pepper Hamilton LLP.

*10.1 Purchase Agreement, dated January 14, 1998, among the Company, the Guarantors and Donaldson, Lufkin & Jenrette.

*10.2 Exchange Registration Rights Agreement, dated January 21, 1998, among the Company, its subsidiaries and Donaldson, Lufkin & Jenrette Securities Corporation.

*10.3 Stock Purchase Agreement, dated September 25, 1997, among the Company and the selling shareholders of NPR Holding Corporation signatory thereto.

*10.4 Securities Purchase Agreement, dated November 20, 1997, between the Company and HS Funding, Inc.

*10.5 Securities Purchase Agreement, dated November 18, 1997, among the Company and the persons listed and the signature pages attached thereto.

*10.6 Shareholders Agreement, dated November 20, 1997, among the Shareholders signatory thereto.

*10.7 Agreement, dated August 6, 1997, between Transroll Navagacao S.A. and NPR Holding Corporation.

*10.8   First Amendment to Joint Venture Agreement dated November 20, 1997.

*10.9   NPR 1997 Phantom Stock Plan.

*10.10 Settlement Agreement, dated April __, 1997, among The New York Shipping Association - International Longshoreman's Association Pension Trust Fund, Puerto Rico Maritime Shipping Authority, Government Development Bank for Puerto Rico and NPR, Inc.

*10.11 Payment Agreement, dated April __, 1997, among Government Development Bank for Puerto Rico, Puerto Rico Maritime Shipping Authority, NPR, Inc., and NPR Holding Corporation.

*10.12  United States Pension Services, Inc. 401(k) Plan and Trust.

*10.13 Loan Agreement, dated January 3, 1984, between the City of Gloucester City, New Jersey and Holt Hauling and Warehousing System, Inc.

*10.14 First Amendment to Loan Agreement, dated January 3, 1984, dated March 31, 1991, between the City of Gloucester City, New Jersey and Holt Hauling and Warehousing System, Inc.

*10.15 Loan Agreement, dated August 3, 1984, between the City of Gloucester City, New Jersey and Holt Hauling and Warehousing System, Inc.

*10.16 First Amendment to Loan Agreement, dated August 3, 1984, dated March 31, 1991, between Holt Hauling and Warehousing System, Inc. and the City of Gloucester City, New Jersey.

*10.17 Second Amendment to Loan Agreements, dated January 3, 1984, and August 3, 1984, dated August 1, 1996.

*10.18 Multi Currency Secured Revolving Credit Facility dated April 16, 1997, between The Riverfront Development Corporation and Finansbanken ASA.

*10.19 Amendment No. 1 to Multi Currency Secured Revolving Credit Facility dated April 16, 1997, dated April 23, 1997, between The Riverfront Development Corporation and Finansbanken ASA.

*10.20 Equipment Lease Agreement, dated November 18, 1997, between Emerald Equipment Leasing, Inc., NPR, Inc. and Holt Cargo Systems, Inc.

*10.21 Lease Guaranty Agreement, dated November 20, 1997, by the Company, Holt Hauling and Warehousing System, Inc., Wilmington Stevedores, Inc., Murphy Marine Services, Inc., The Riverfront Development Corporation, NPR-Navieras Receivables, Inc., and NPR S.A., Ind., for the benefit of Emerald Equipment Leasing, Inc. with respect to various duties and obligations of NPR, Inc. and Holt Cargo Systems, Inc.

*10.22 Amended and Restated Lease and Operating Agreement, dated December 30, 1990, between Philadelphia Regional Port Authority and Holt Cargo Systems, Inc. for Packer Avenue Marine Terminal.

*10.23 Sublease, dated June 14, 1991, between Astro Holdings, Inc. and Holt Cargo Systems, Inc.

*10.24 Assignment of Lease, dated June 14, 1991, between Holt Cargo Systems, Inc. and Astro Holdings, Inc.

*10.25 Loan and Security Agreement, dated August 8, 1989, between Holt Cargo Systems, Inc. and Bank Leumi Le-Israel B.M.

*10.26 Modification of Loan and Security Agreement, dated November 13, 1992, between Holt Cargo Systems, Inc. and Bank Leumi Le-Israel B.M. and Second Modification of Loan and Security Agreement, dated December 31, 1992.

*10.27 Third Modification of Loan and Security Agreement, dated July 1, 1995, between Holt Cargo Systems, Inc. and PNC Bank, National Association (successor in interest to Bank Leumi Le-Israel B.M.).

*10.28 Loan Agreement, dated July 20, 1995, among Holt Cargo Systems, Inc., Holt Hauling and Warehousing Systems, Inc., Broadway Equipment Leasing Corp., Refrigerated Distribution Center, Inc., Triple Seven Ice, Inc., Holt Cargo Systems of California, Inc., The Riverfront Development Corporation, 777 Pattison Avenue, Inc., Holt Warehousing Company, Marine Information Technology, Inc., B.H. Sobelman & Co., Inc., T.and L. Leasing Corp., CRT, Inc., Refrigerated Enterprises, Inc., Oregon Avenue Enterprises, Incorporated, Pattison Avenue Warehousing Corp., Murphy Marine Services, Inc., Dockside International Fish Co., Inc., Wilmington Stevedores, Inc. and Meridian Bank.

*10.29 Container Lease Purchase Agreement, dated June 5, 1996, between NPR, Inc. and Interpool Limited, and Membership and Equipment Lease Agreement dated April 1, 1996 between Interpool Limited and NPR, Inc.

*10.30 Credit Agreement, dated November 20, 1997, between the Company and CoreStates Bank, N.A.

*10.31 Business Loan Agreement, dated March 13, 1997, between Holt Hauling and Warehousing System, Inc. and Wilmington Savings Fund Society, FSB.

*10.32 Series G Loan Agreement, dated January 2, 1992, between Holt Hauling and Warehousing System, Inc. and the New Jersey Economic Development Authority.

*10.33 Series H Loan Agreement, dated January 2, 1992, between Holt Hauling and Warehousing System, Inc. and the New Jersey Economic Development Authority.

*10.34 Series G Mortgage and Security Agreement, dated as of January 2, 1992, between Holt Hauling and Warehousing System, Inc. and Mellon Bank, N.A.

*10.35 Series H Mortgage and Security Agreement, dated January 2, 1992, between Holt Hauling and Warehousing System, Inc. and Mellon Bank, N.A.

*10.36 Series J Loan Agreement, dated June 1, 1995, between Holt Hauling and Warehousing System, Inc. and the New Jersey Economic Development Authority.

*10.37 Series J Mortgage and Security Agreement, dated June 1, 1995, between Holt Hauling and Warehousing System, Inc. and The Bank of New York (NJ).

*10.38 Lease Agreement, dated January 15, 1996, between Holt Hauling and Warehousing System, Inc. and Camden County Improvement Authority.

*10.39 Mortgage and Security Agreement, dated January 15, 1996, between Holt Hauling and Warehousing System, Inc., 777 Pattison Ave., Inc. and The Bank of New York (NJ).

*10.40 Mortgage and Security Agreement, dated May 15, 1992, between Holt Hauling and Warehousing System, Inc., 777 Pattison Ave., Inc. and Fidelity Bank, National Association.

*10.41 Memorandum of Installment Sale Agreement, dated May 15, 1992, among Philadelphia Authority for Industrial Development, Refrigerated Enterprises, Inc., Holt Hauling and Warehousing System, Inc., B.H. Sobelman & Co., Inc., Refrigerated Distribution Center, Inc., Oregon Avenue Enterprises, Incorporated, Holt Cargo System, Inc., The Riverfront Development Corp., CRT, Inc., Triple Seven Ice, Inc. and 777 Pattison Ave., Inc.

*10.42 Installment Sale Agreement, dated May 15, 1992, among Philadelphia Authority for Industrial Development, Refrigerated Enterprises, Inc., Holt Hauling and Warehousing System, Inc., B.H. Sobelman & Co., Inc., Refrigerated Distribution Center, Inc., Oregon Avenue Enterprises, Incorporated, Holt Cargo Systems, Inc., The Riverfront Development Corp., CRT, Inc., Triple Seven Ice, Inc., Pattison Avenue Warehousing Corp., and 777 Pattison Ave., Inc.

*10.43 Series K Loan Agreement, dated February 1, 1997, between New Jersey Economic Development Authority and Holt Hauling and Warehousing System, Inc.

*10.44 Series K Mortgage and Security Agreement, dated February 1, 1997, among Holt Hauling and Warehousing, 777 Pattison Ave., Inc. and New Jersey Economic Development Authority.

*10.45 Mortgage and Security Agreement, dated March 15, 1994, among Holt Hauling and Warehousing System, Inc., 777 Pattison Ave., Inc. and The Bank of New York N.A.

*10.46 Contract of Sale, dated April __, 1994, between Holt Hauling and Warehousing System, Inc. and Camden County Improvement Authority.

*10.47 First Leasehold Mortgage and Security Agreement, dated June 1, 1997, between Holt Hauling and Warehousing System, Inc.

*10.48 Loan Agreement, dated March 2, 1992, among 777 Pattison Ave., Inc., Holt Hauling and Warehousing System, Inc., B.H. Sobelman & Co., Inc., Refrigerated Distribution Center, Inc., Oregon Avenue Enterprises, Incorporated, Holt Cargo Systems, Inc., CRT, Inc., The Riverfront Development Corp., Triple Seven Ice, Inc., Pattison Avenue Warehousing Corp. and Refrigerated Enterprises, Inc.

*10.49 Security Agreement, dated January 24, 1997, by Holt Cargo System, Inc. in favor of Transamerica Business Credit Corporation.

*10.50 Client Services Agreement, dated July 10, 1995, between SLS Services, Inc. and Wilmington Stevedores, Inc.

*10.51 Client Services Agreement, dated April 1, 1994, between SLS Services, Inc. and Holt Cargo Systems, Inc.

*10.52 Client Services Agreement, dated April 1, 1994, between SLS Services, Inc. and Holt Hauling & Warehousing System, Inc.

*10.53 Client Services Agreement, dated July 1, 1994, between SLS Services, Inc. and Murphy Marine Services, Inc.

*10.54 Client Services Agreement, dated April 1, 1994, between SLS Services, Inc. and The Riverfront Development Corporation.

*10.55 Amendment No. 1 to Client Services Agreement, dated January __, 1998, by and among SLS Services, Inc., Holt Cargo Systems, Inc., Holt Hauling & Warehousing System, Inc., Murphy Marine Services, Inc., The Riverfront Development Corporation and Wilmington Stevedores, Inc.

*10.56 Option to Purchase and Development Agreement, dated March 27, 1998, between Delaware Avenue Enterprises, Inc. and Holt Hauling and Warehousing System, Inc.

*10.57 Promissory Notes dated February 25, 1998, April 2, 1998 and April 29, 1998 by Thomas J. Holt, Sr. in favor of The Holt Group, Inc.

*10.58 Amended and Restated Credit Agreement among the Holt Group, Inc., Holt Cargo Systems, Inc., Holt Hauling and Warehousing System, Inc., Murphy Marine Services, Inc., NPR Holding Corporation, NPR, Inc., NPR-Navieras Receivables, Inc., NPR, S.A., Inc., San Juan International Terminals, Inc., S.J.I.T., Inc., and Wilmington Stevedores, Inc., and First Union National Bank, Summit Bank, Wilmington Trust of Pennsylvania and MBC Leasing Corp. with First Union National Bank as Agent dated February 25, 1999.

------------
* Previously filed.

Exhibits submitted herewith:

 10.59 First Amendment To Amended And Restated Credit Agreement among the Holt Group, Inc., Holt Cargo Systems, Inc., Holt Hauling and Warehousing System, Inc., Murphy Marine Services, Inc., NPR Holding Corporation, NPR, Inc., NPR-Navieras Receivables, Inc., NPR, S.A., Inc., San Juan International Terminals, Inc., S.J.I.T., Inc., and Wilmington Stevedores, Inc., and First Union National Bank, Summit Bank, Wilmington Trust of Pennsylvania and MBC Leasing Corp. with First Union National Bank as Agent dated January 21, 2000.

 10.60 Extension of the Term of the Multi Currency Secured Revolving Credit Facility dated November 5, 1999, between The Riverfront Development Corporation and Finansbanken ASA.

 10.61 Short Term Increase of the Multi Currency Secured Revolving Credit Facility dated February 29, 2000 between The Riverfront Development Corporation and Finansbanken ASA.

 10.62 Increase of the Multi Currency Secured Revolving Credit Facility dated April 3, 2000 between The Riverfront Development Corporation and Finansbanken ASA.

 12     Computation of Ratio of Earnings to Fixed Charges

 21     Subsidiaries of The Holt Group, Inc.

 27     Financial Data Schedule.


     (b) Reports on Form 10-K

There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1999.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE HOLT GROUP, INC
                                    (Registrant)


DATE: August 4, 2000                BY: /s/ Thomas J. Holt, Sr.
                                    --------------------------------------------

                                    Thomas J. Holt, Sr.
                                    Chief Executive Officer (The
                                    principal executive and financial officer)

DATE: August 4, 2000                BY: /s/ Lorraine Robins
                                    --------------------------------------------

                                    Lorraine Robins
                                    Executive Vice Present and Director

DATE: August 4, 2000                BY: /s/ John A. Evans
                                    --------------------------------------------
                                    John A. Evans
                                    General Counsel

Item 8            Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

THE HOLT GROUP, INC. AND SUBSIDIARIES

                                                                               Page No.
                                                                               --------

   Report of Independent Accountants                                               F-2

   Consolidated Balance Sheets as of December 31, 1999 and 1998                    F-3

   Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997                                                F-5

   Consolidated Statements of Comprehensive Income (Loss)
   for the years ended December 31, 1999, 1998 and 1997                            F-6

   Consolidated Statements of Stockholder's Equity for the years ended
   December 31, 1999, 1998 and 1997                                                F-7

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997                                                F-8

   Notes to Consolidated Financial Statements                                     F-10

                        REPORT OF INDEPENDENT ACCOUNTANTS

Stockholder and Directors
The Holt Group, Inc.
Gloucester City, New Jersey

We have audited the accompanying consolidated balance sheets of The Holt Group, Inc. and subsidiaries and combined affiliate ("Holt" or the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of Holt's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3, the financial statements as of and for the year ended December 31, 1998 have been restated to give effect to the combination of a related party as a result of a Company guarantee. The existence of this guarantee caused covenant defaults under the Company's debt agreements which resulted in the restatement of the Company's debt obligations at December 31, 1998 as current liabilities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Holt as of December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the consolidated financial statements, the Company suffered a significant loss from operations in 1999 and had a significant working capital deficiency as of December 31, 1999 and is not in compliance with the terms of certain of its loan covenants. These conditions raise substantial doubt about Holt's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. In addition, as described in Note 11, the Company is a defendant in a lawsuit which may have a material adverse effect on the Company's consolidated financial position and results of operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BDO SEIDMAN, LLP

Philadelphia, Pennsylvania
June 6, 2000, except as to Notes 2, 8, 11 and 14 which are as of July 17, 2000

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,     December 31,
                                                                    1999            1998
                                                                                 (restated)
                                                                ------------     -----------
                                                                   (Dollars in thousands)
Assets

Current assets
   Cash                                                        $   2,331        $   4,826
   Marketable securities                                          33,369           26,143
   Receivables, net
      Trade                                                       46,225           57,077
      Tenants                                                     15,082           40,296
      Other                                                        7,299           13,669
   Fuel and supplies                                               2,693            2,338
   Prepaid expenses                                                5,607            4,113
   Other current assets                                               96              586
                                                               ---------        ---------
      Total current assets                                       112,702          149,048
                                                               ---------        ---------
 Property, plant and equipment, net of accumulated
   depreciation and amortization                                 220,132          236,953
                                                               ---------        ---------
Other assets
   Receivables, other                                             25,713           30,786
   Receivables, tenants                                           14,229                -
   Investments                                                     2,925            2,925
   Unamortized financing costs                                     3,071            3,616
   Capitalized overhaul costs, net of amortization                14,780           19,333
   Other                                                           9,562            9,344
   Insurance claim receivable                                      8,366            3,014
   Receivables from non-consolidated affiliates                   25,406           25,403
                                                               ---------        ---------
      Total other assets                                         104,052           94,421
                                                               ---------        ---------

                                                               $ 436,886        $ 480,422
                                                               =========        =========


           See accompanying summary of accounting policies and notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                               December 31,     December 31,
                                                                   1999            1998
                                                                                (restated)
                                                               ------------     ------------
                                                                  (Dollars in thousands)

Liabilities and Stockholder's Equity

Current liabilities:
   Debt obligations                                            $ 268,294        $ 304,002
   Accounts payable                                               55,084           54,721
   Payroll taxes payable                                           3,589            4,433
   Accrued expenses                                               24,603           30,222
   Payments in excess of billings                                  4,145            3,353
                                                               ---------        ---------
      Total current liabilities                                  355,715          396,731

Payables to non-consolidated affiliates                            9,782           13,979
                                                               ---------        ---------

Debt obligations, net of current maturities                       49,750                -
                                                               ---------        ---------


Other long-term liabilities                                       12,369           12,023
                                                               ---------        ---------
Commitments and contingencies

Stockholder's equity:
   Common stock, par value $.01, authorized 1,000
      shares, issued and outstanding 100 shares                        -                -
Additional paid-in capital                                         1,131            1,131
Retained earnings                                                 11,543           58,547
Accumulated other comprehensive (loss)                            (3,404)          (1,989)
                                                               ---------        ---------
Total stockholder's equity                                         9,270           57,689
                                                               ---------        ---------

                                                               $ 436,886        $ 480,422
                                                               =========        =========



           See accompanying summary of accounting policies and notes to consolidated financial statements.

               THE HOLT GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended December 31,
                                                     1999           1998           1997
                                                                  (restated)
                                                   ---------      ----------      --------
                                                           (Dollars in thousands)
Revenue
   Operating                                       $ 301,344       $ 328,586      $ 92,326
   Rental income                                      26,577          30,423        24,007
   Other                                              18,694          11,426         2,610
   Revenue from non-consolidated affiliates               99              41            55
                                                   ---------       ---------       --------
      Total revenues                                 346,714         370,476        118,998
                                                   ---------       ---------       --------

Operating expenses
   Terminal                                           83,040          95,103        30,431
   General and administrative                         92,118          55,726        26,112
   Equipment maintenance                              53,656          50,258        15,796
   Insurance and safety                                9,665           6,493         2,998
   Vessel                                             39,110          45,761         5,815
   Transportation                                     57,905          58,048         9,346
   Depreciation and amortization                      26,864          23,598         8,652
   Operating taxes and licenses                          546             552           227
   Losses on investment in joint venture                   -           9,016             -
   Charges from non-consolidated affiliates              574             741         1,207
                                                   ---------       ---------      --------
      Total operating expenses                       363,478         345,296       100,584
                                                   ---------       ---------      --------


Income (loss) from operations                        (16,764)         25,180        18,414
Interest expense, net                                 27,605          22,171         9,211

Other (income)
   Gain on sale of property and equipment                 (4)            (72)           (7)
   Dividends received                                 (3,062)         (5,799)       (1,595)
   Realized foreign exchange loss                         20              94            50
                                                   ---------       ---------      --------
      Total other (income)                            (3,046)         (5,777)       (1,552)
                                                   ---------       ---------      --------

Net income (loss)                                  $ (41,323)      $   8,786      $ 10,755
                                                   =========       =========      ========


              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                               Year ended December 31,
                                                         1999            1998         1997
                                                                      (restated)
                                                       ---------      ---------      --------
                                                                 (Dollars in thousands)
Net income (loss)                                      $ (41,323)      $  8,786      $ 10,755

Other comprehensive income (loss):
   Foreign exchange translation adjustments                  418            275           316
   Changes in market value on marketable securities       (1,833)       (19,215)       16,635
                                                       ---------      ---------      --------
      Total other comprehensive income (loss)             (1,415)       (18,940)       16,951
                                                       ---------      ---------      --------

Total other comprehensive income (loss)                $ (42,738)     $ (10,154)     $ 27,706
                                                       =========      =========      ========


              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 (RESTATED) AND 1999

                                     Common                                              Accumulated
                                      Stock       Common     Additional                     Other          Total
                                    Number of      Stock       Paid-in     Retained     Comprehensive   Stockholder's
                                     Shares       Amount       Capital     Earnings        Income          Equity
                                    ---------    -------    -----------    --------     -------------   -------------
                                                             (Dollars in thousands)
Balance, January 1, 1997              100             -       $ 631       $ 48,873        $     -       $ 49,504
Net income                                                                  10,755                        10,755
Foreign exchange adjustments                                                                  316            316
Change in market value of
   marketable securities                                                                   16,635         16,635
Dividends paid                                                              (4,481)                       (4,481)
                                      ---           ---     -------       --------       --------        -------
Balance, December 31, 1997            100             -         631         55,147         16,951         72,729
                                      ---           ---     -------       --------       --------        -------
Beginning accumulated (deficit)
Emerald Equipment Leasing, Inc.                                               (365)                         (365)
Net income                                                                   8,786                         8,786
  Gain on sale of equipment to
      company owned by relatives
      of Holt's stockholder                                     500                                          500
Foreign exchange adjustments                                                                  275            275
Change in market value of
   marketable securities                                                                  (19,215)       (19,215)
Dividends paid                                                              (5,021)                       (5,021)
                                      ---           ---     -------       --------       --------        -------

Balance, December 31, 1998            100             -       1,131         58,547         (1,989)        57,689
                                      ---           ---     -------       --------       --------        -------
Net (loss)                                                                 (41,323)                      (41,323)
Foreign exchange adjustments                                                                  418            418
Change in market value of
   marketable securities                                                                   (1,833)        (1,833)
Dividends paid                                                              (5,681)                       (5,681)
                                      ---           ---     -------       --------       --------        -------
Balance, December 31, 1999            100           $ -     $ 1,131       $ 11,543       $ (3,404)       $ 9,270
                                      ===           ===     =======       ========       ========        =======


               See accopanying summary of accounting policies and
                  notes to consolidated financial statements.

                  THE HOLT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Year ended December 31,
                                                                          ------------------------------------
                                                                            1999           1998          1997
                                                                                        (restated)
                                                                          ---------      -------       -------
                                                                                  (Dollars in thousands)
Cash flows from operating activities
  Net income (loss)                                                       $ (41,323)     $ 8,786      $ 10,755
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities
     Depreciation and amortization                                           26,864       23,598         8,652
     Writedown of capitalized overhaul costs                                    693
    Gain on sale of property & equipment                                         (4)         (72)           (7)
    Reduction of claims liability                                            (1,016)
    Periodic pension cost                                                    (1,227)
    Provision for uncollectible accounts                                     26,518         (415)            -
  Change in assets and liabilities
      (Increase) decrease in assets
       Trade receivables                                                      4,571      (24,052)       20,705
       Tenants receivables                                                   (6,015)      (3,220)      (22,809)
        Fuel and supplies                                                      (355)        (137)          (68)
        Prepaid expenses                                                     (1,494)      (1,098)       (2,779)
       Other current assets                                                     491       (3,411)        5,461
       Other assets                                                             918        1,317         1,939
       Insurance claim receivable                                            (5,352)      (3,014)            -
      Increase (decrease) in liabilities
       Accounts payable                                                       1,018       12,424           374
       Payroll taxes payable                                                   (844)         198           765
       Accrued expenses                                                      (5,618)      12,088         2,034
       Payments in excess of billings                                           792           (2)         (426)
       Other noncurrent liabilities                                           1,364       (4,820)          (63)
                                                                          ---------      -------       -------
Net cash (used in) provided by operating activities                             (19)      18,170        24,533
                                                                          ---------      -------       -------
Cash flow from  investing activities
   Payment for NPR acquisition, net of cash acquired                                           -       (67,105)
    Proceeds from sale of property & equipment                                  487        4,580             7
    Purchases of marketable securities                                       (9,059)      (4,927)      (23,521)
    Purchases and construction of property, plant and equipment              (6,311)     (33,622)       (9,674)
    Capitalized overhaul costs                                                 (280)     (20,831)            -
    Decrease (increase) in other receivables                                  8,206      (13,631)       10,911
    Decrease (increase) in receivables from non-consolidated affiliates          (3)      (4,141)         (149)
    (Decrease) increase in payables to non-consolidated affiliates           (4,197)       1,790         1,917
    Increase in goodwill                                                          -       (1,222)            -
                                                                          ---------      -------       -------
Net cash (used in) investing activities                                     (11,157)     (72,004)      (87,614)
                                                                          ---------      -------       -------

                  THE HOLT GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                                                  Year ended December 31,
                                                                          --------------------------------------
                                                                            1999          1998           1997
                                                                                       (restated)
                                                                          --------      ---------      ---------
                                                                                   (Dollars in thousands)
Cash flow from financing activities
   Redemption of preferred stock                                                 -              -           (740)
    Financing cost incurred                                                    (96)          (721)        (3,994)
    Net proceeds (payments on) term notes                                   25,022        (28,500)       (33,940)
    Proceeds of long-term debt                                               1,484        172,630        166,387
    Payments on long-term debt                                             (12,048)       (88,246)       (55,314)
    Contribution of capital                                                      -            500              -
    Dividends paid                                                          (5,681)        (5,021)        (4,481)
                                                                          --------      ---------      ---------
Net cash provided by financing activities                                    8,681         50,642         67,918
                                                                          --------      ---------      ---------

Net  increase (decrease) in cash                                            (2,495)        (3,192)         4,837
Cash, at beginning of year                                                   4,826          8,018          3,168
                                                                          --------      ---------      ---------
Cash, at end of period                                                     $ 2,331      $   4,826      $   8,005
                                                                          ========      =========      =========

Supplemental disclosures of cash flow information
  Cash paid during the year for interest, net of amounts capitalized      $ 28,047      $  19,757      $   8,128
                                                                          ========      =========      =========
Non-cash investing and financing activities
  Change in market value of marketable securities                         $ (1,833)     $ (19,215)     $  16,635
  Unrealized foreign exchange gain                                             418            275            316
  Gain on sale of property and equipment to company
      owned by relatives of Holt's stockholder                                   -            500              -

Acquisition of NPR Holding Corporation
   Fair market value of assets acquired                                   $      -      $       -      $ 179,709
   Liabilities assumed                                                           -              -        110,679
                                                                          --------      ---------      ---------
   Cash paid                                                              $      -      $       -      $  69,030
                                                                          ========      =========      =========


              See accompanying summary of accounting policies and
                  notes to consolidated financial statements.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1. Summary of Significant Accounting Policies

Business

The Holt Group, Inc. and its subsidiaries (collectively referred to as "Holt" or the "Company") are engaged in stevedoring, trucking, warehousing and distribution services; rental of real estate and equipment in the Delaware Valley area, and container-shipping.

Principles of Consolidation and Combination and Basis of Presentation

During October 1997, Holt Hauling and Warehousing System, Inc.("HHW"), Holt Cargo Systems, Inc.("HCS"), The Riverfront Development Corporation ("RFD"), Murphy Marine Services, Inc. ("MMS") and subsidiary (Wilmington Stevedores, Inc.), collectively, the Holt Subsidiaries, reorganized their operations. In order to effectuate the reorganization, on October 31, 1997, the Holt Subsidiaries sole stockholder contributed 100% of the common stock of the Holt Subsidiaries to The Holt Group, Inc., which is 100% owned by the same stockholder. Holt's wholly-owned subsidiaries are included in the accompanying consolidated financial statements. This reorganization has been reflected retroactively for all periods presented.

The consolidated financial statements include Holt's wholly owned subsidiaries, Holt Hauling and Warehousing System, Inc., Holt Cargo Systems, Inc., The Riverfront Development Corporation , Murphy Marine Services, Inc. and subsidiary, San Juan International Terminals, Inc. ("SAN"), New-Port Stevedores, Inc. formerly known as SJIT, Inc. ("SJIT") and NPR Holdings Corporation and subsidiaries, NPR, Inc., NPR-Navieras Receivables, Inc., and NPR S.A., Inc. , collectively, NPR and a combined affiliate, Emerald Equipment Leasing, Inc. ("Emerald").

All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

Holt considers highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

Marketable Securities

Holt classifies its marketable equity securities as available-for-sale including its investment in ACL (see Note 5), since the Company does not believe it may exert significant influence over the investee's financial or operational activities. Available-for-sale securities are reported at fair market value, with unrealized gains and losses included in accumulated other comprehensive income (loss) and accumulated in the stockholder's equity section of the consolidated balance sheet.

Foreign Currency Translation

Holt translates assets and liabilities at year-end exchange rates and income statement items using average exchange rates. Translation adjustments are included in accumulated other comprehensive income (loss) and accumulated in the stockholder's equity section of the consolidated balance sheet. Losses from foreign currency transactions are translated using average exchange rates. Transaction gains and losses which are immaterial are included in results of operations.

Property, Plant And Equipment And Depreciation And Amortization

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from five to fifty years. Costs of construction in

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1. Summary of Significant Accounting Policies -- (Continued)

progress are segregated from other property accounts until construction is completed, at which time depreciation charges commence. Maintenance and repair costs are charged to operations as incurred, and major renewals and betterments are capitalized. Leasehold improvements are amortized over the life of the related assets.

Overhaul Costs

The Company accounts for vessel overhaul costs under the component depreciation method. Costs incurred while a vessel is in drydock to satisfy the requirements of various periodic regulatory inspections are capitalized and amortized over the expected benefit period of approximately three to seven years. Repairs and maintenance expenditures are expensed as incurred.

Valuation Of Long-Lived Assets

When events and circumstances warrant, the carrying value of long-lived assets to be held and used is evaluated. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Holt believes that no material impairment existed at December 31, 1999.

Interest On Construction

Interest attributable to construction is capitalized into the cost of each project on a pro rata basis. Interest capitalized in 1999, 1998 and 1997 was $162, $1,106 and $650, respectively.

Revenue Recognition

Stevedoring, trucking and distribution services revenue is recognized when services are provided to customers. Rental revenue is recognized over the term of each lease. Ocean revenue is recognized based on relative transit time (amount of days at sea) in each reporting period and related vessel operating expenses are recognized as incurred.

Amortization Of Financing Costs

Financing costs are amortized using the straight-line method over the terms of the respective bond issues.

Income Taxes

Effective January 1, 1998, all of the Holt Subsidiaries file a consolidated federal return and, for certain state income taxes, subchapter S corporation tax returns.

Income of subchapter S corporations is reportable by the stockholders on their individual tax returns. Accordingly, no provision for federal or state income taxes has been reflected in the accompanying financial statements for the subchapter S corporations, which earned substantially all of the consolidated income for each year.

Deferred income taxes which would apply only to non-subchapter S corporations prior to January 1, 1998 are insignificant.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

1. Summary of Significant Accounting Policies -- (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassifications

Certain amounts in the December 31, 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

2. Going Concern

The accompanying consolidated financial statements of the Company have been prepared on the basis that it will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities, except as otherwise disclosed, in the normal course of business. However, as a result of the Company's losses from operations and working capital deficiencies, such realization of assets and liquidation of liabilities is subject to significant uncertainties.

The Company's ability to continue as a going concern is dependent upon the successful restructuring of certain of its obligations, the ability to generate sufficient cash from operations, the sale of non-core assets, and the satisfactory resolution of certain commitments and contingencies. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities.

The Company has retained professional advisors to assist in developing and implementing its financial restructuring plan along with cashflow projections for the 12 months ending June 30, 2001. Based on the Company's current cashflow projections and assuming the satisfactory outcome of each of the factors discussed in the second paragraph above, the Company anticipates being able to make all scheduled debt service and vendor payments.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

2. Going Concern - (Continued)

In order to address its liquidity needs and as discussed in Note 8, the Company executed two amendments to its Revolving Credit Agreement. The first amendment, executed on January 21, 2000, resulted in making available to the Company $10.0 million in the form a second term loan for working capital purposes. The second amendment executed on July 14, 2000, provided that the Company makes certain mandatory payments of its obligations under the Revolving Credit Agreement and extends the maturity date of the term loans and the revolving credit facility to June 30, 2001. The second amendment also resulted in, among other things, a revision of financial covenants and a waiver of all defaults under the Revolving Credit Agreement, as amended, existing on the date of execution of the second amendment.

As of December 31, 1999, the Company is in default with certain covenant provisions with respect to its industrial revenue bonds, its indenture for the senior unsecured notes and other equipment and bank loan agreements and intends to request waivers of its financial covenant defaults and a revision of its financial covenants. The Company cannot give any assurances that its lenders will agree to the Company's requests. Unless the Company is able to revise its financial covenants, the Company believes that it will be unable to comply with such financial covenants at each measurement date throughout the period ending June 30, 2001. (see Note 8)

3. Combination of Emerald Equipment Leasing

The accompanying financial statements for the year ended December 31, 1998 have been restated to give effect to the combination of Emerald, a company that is majority owned by employees of SLS Services, Inc. (SLS). SLS is controlled by certain directors of Holt who are relatives of Holt's sole shareholder. In April 2000, the Company became aware of the accounting impact of the existence of a Company guarantee of the indebtedness of Emerald which had not been previously considered in the preparation of its financial statements for the year ended December 31, 1998. The existence of this guarantee resulted in covenant defaults under certain Company debt agreements and certain lease commitments as discussed in Note 11. As a result of these defaults, $207 million of indebtedness, exclusive of Emerald, under the defaulted agreements should have been presented in the Company's December 31, 1998 balance sheet as current liabilities rather than long-term liabilities.

As a result of the existence of the Company guarantee referred to above, the assets, liabilities and results of operations of Emerald should have been combined into the Company's financial statements, which resulted in $44.7 million of additional total assets and $46.8 million of additional total liabilities at December 31, 1998 and reduced net income and comprehensive income by $1.8 million as compared to the amounts previously presented.

In connection with the acquisition of NPR and as discussed in Note 4 below, Holt and NPR also entered into a sale/leaseback agreement with Emerald whereby certain equipment with a net book value of $35 million was sold for $24 million cash and a $11 million note receivable. The note receivable which was outstanding at December 31, 1997 was paid in full during November 1998. No gain or loss was recognized as the sales price was equal to the net carrying value of the equipment. The agreement provides for monthly rental payments of $738 for 60 months. Holt and NPR have the option to terminate the lease at the end of 48 months by returning the equipment and paying a termination fee of $2.8 million. Effective January 1, 1998, transactions with Emerald eliminate in the Company's consolidated statements financial position and results of operations.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

4. Acquisition of NPR Holding Corporation

On November 20, 1997, Holt acquired 100% of the outstanding common stock of NPR Holding Corporation ("NPR") in exchange for $44.0 million cash and $25.0 million in notes to the selling stockholders. This transaction was accounted for as a purchase and Holt's consolidated statements of income includes NPR's operations for the 45 days ended December 31, 1997 and for the years ended December 31, 1999 and 1998 (See Note 11).

5. Marketable Securities Available for Sale

In April 1997, RFD purchased 1,096,000 shares (subsequently converted into 2,192,000 shares as a result of a 2-for-1 stock split) of common stock, representing 16.9% of the outstanding shares of Atlantic Container Line AB
(ACL), a publicly traded foreign corporation, at a cost of $23.5 million for cash and a $8.5 million note payable to a foreign bank. The note which is secured by the ACL shares acquired, is due in December 30, 2000 and bears interest at the London Inter-Bank Offered Rate (LIBOR) plus 2.25%.

At December 31, 1999, RFD holds options to buy approximately 1.5 million shares (11.1%) of ACL stock. The cost of the options was approximately $13.7 million. As discussed below, these options were exercised in full prior to June 1, 2000.

Marketable securities available-for-sale and other cost investments were as follows:

                        December 31, 1999                  December 31, 1998
                 -------------------------------   -------------------------------
                            Unrealized                        Unrealized
                              Holding                           Holding
                   Cost     Gain (Loss)   Total      Cost     Gain (Loss)   Total
                 --------   ----------- --------   --------   ----------  --------
Stock - ACL      $ 23,509    $  2,525   $ 26,024   $ 23,509     $ 2,069   $ 25,578
Options - ACL      13,672      (6,928)     6,744      5,201      (4,649)       552
Other                 601           -        601         13           -         13
                 --------    --------   --------   --------     -------   --------
Total            $ 37,782    $ (4,413)  $ 33,369   $ 28,723     $(2,580)  $ 26,143
                 --------    --------   --------   --------     -------   --------

Dividends declared for the years ended December 31, 1999, 1998 and 1997 were $3,062, $5,799 and $1,595 and are included in Other Income in the accompanying Consolidated Statements of Income.

The Company has a term loan with a foreign bank (see Note 8) which was amended on April 3, 2000, to provide for an increase from NOK 80.0 million ($9.5 million) to NOK 205.0 million ($24.2 million) for purposes of acquiring additional ACL shares. The amendment provides that the loan be reduced to NOK
145.0 million ($16.9 million) on June 30, 2000 and that any subsequent pay-down of the term loan may be reborrowed provided that the outstanding balance of the loan does not exceed NOK 145.0 million and that the loan to market value of the ACL shares does not exceed 45%. Using the funds available under the increased term loan, the Company exercised 1,325,000 of its options during April 2000. The cost to exercise the options was $8.8 million. During April and May, 2000, the Company also purchased 450,000 shares of ACL stock and exercised the remaining 200,000 options at a total cost of $5.1 million.The purchase of the ACL stock and the exercise of the options increased the Company's ownership interest in ACL from 16.9% to 32.1%.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

5.  Marketable Securities Available for Sale - (Continued)

On April 28, 2000, ACL paid a dividend to the Company in the amount of NOK 43.1 million ($4.8 million) which was used to reduce the amount of the term loan outstanding to NOK 127.8 million ($14.3 million).

In accordance with the terms of amended loan, the Company borrowed NOK 17.2 million ($2.0 million) increasing the outstanding balance to NOK 145,000,000 ($16.8 million) which is due December 31, 2000.

The Company does not exert significant influence over the financial or operational activities of ACL and continues to hold the ACL stock as marketable securities available for sale. The Company will periodically evaluate its position with respect to this investment.

6. Investments

Technology Company

The investment is in a shipping company which intends to use patented technology in the design and construction of ocean going vessels. The investment is stated at its cost of $2,925 and is included in "Investment" in the accompanying balance sheet.

TNX Joint Venture

Holt owns a 40% interest in a joint venture ("TNX") which provided cargo and transportation services between certain ports in the United States, San Juan and South America, and which is accounted for under the equity method.

The joint venture required a capital contribution of $500, which approximated Holt's share of operating losses as of and for the period ended November 20, 1997, the date of Holt's acquisition of NPR (see note 4).

As a result of operating losses, TNX was wound down and terminated in the fourth quarter of 1998.

During 1998, Holt advanced $9 million to TNX for working capital. As a result of the losses from TNX operations and the winding down of operations, Holt fully reserved these advances at December 31, 1998. Holt did not make any further advances to the joint venture in 1999.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

7. Property, Plant and Equipment

                                                         December 31,
                                    -----------------------------------------------------
                                               1999                       1998
                                    --------------------------- -------------------------
                    Estimated                     Accumulated               Accumulated
                     Useful                    Depreciation and          Depreciation and
                      Life            Cost       Amortization     Cost     Amortization
                 --------------     --------   ---------------- --------   -------------
Land                  -             $ 15,905       $     -      $ 15,905     $     -
Building         15 to 50 years       32,159        10,808        30,236       9,985
Improvements      5 to 50 years       13,113         5,434        12,750       4,780
Equipment         5 to 20 years      105,963        47,283       105,796      33,347
Vessels          11 to 14 years       98,357        15,545        97,300      15,989
Piers            40 to 50 years       34,971        11,775        34,851      10,913
Construction in
  progress            -               10,509                      15,129           -
                                    --------       -------      --------     -------
                                    $310,977       $90,845      $311,967     $75,014
                                    --------       -------      --------     -------

Construction in progress at December 31, 1999 and 1998 consists of $4.8 million of undeveloped land, ongoing construction of certain buildings and various crane improvements.

There were no material commitments with respect to construction in progress at December 31, 1999.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

8. Debt Obligations

At December 30, 1999 and December 31, 1998 the Company's debt obligations consist of the following:

                                                                                         December 31,
                                                                                    ----------------------
                                                                                      1999         1998
                                                                                    -------      ---------
Revolving credit facility due on June 30, 2001 with interest payable monthly at prime plus 3/4%, collateralized by the vessels,  assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding
   Corporation and Subsidiaries and all trade and tenant receivable balances.      $ 42,500       $ 37,000

Term loan due the earlier of the finalization of the insurance claim regarding
   Hurricane Georges or June 30, 2001 with interest payable monthly at prime plus 3/4% collateralized by the vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding Corporation and
   Subsidiaries and all trade and tenant receivable balances.                        17,250           -

Senior unsecured notes due in January 2006 with interest at 9.75%
   payable semiannually.                                                            140,000        140,000

Term loan payable to a foreign bank, due December 30, 2000 with interest payable quarterly at LIBOR plus 2.25%, collateralized
   by investments in marketable securities.                                           9,994          9,036

Equipment financing payable in monthly installments aggregating $1.4 million, including interest. The weighted average interest rate at December 31, 1999
   was 7.86% collateralized by certain equipment.                                    48,691         58,877

Construction mortgage payable in monthly installments of $33 including interest
   at 6%; final payment of $2,952 including interest, is due in March, 2012.          4,895          4,896

Demand note payable in monthly installments of $19 plus interest
   at 1.25% over prime. The final payment of $1,206 is currently due.                 1,206          1,419

Line of credit due October 31, 2000 with interest payable
   monthly at prime plus 1.0%                                                           900              -

Term loan payable in monthly installments of $16 plus interest at prime.                656            750

Term loan payable in monthly installments of $16 plus interest at prime.                656            750

Term loan payable in monthly installments of $1.1 including
   interest at 11%.                                                                      46             24

Bonds payable                                                                        51,250         51,250
                                                                                   --------         ------

Total debt obligations                                                              318,044        304,002

Less current debt obligations                                                       268,294        304,002
                                                                                   --------        -------

Net long-term debt obligations                                                     $ 49,750       $  -0-
                                                                                   ========       ========

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

8. Debt Obligations - (Continued)

Bonds Payable

1997 Fixed Rate Series K - $27,250

The bonds mature March 1, 2027 and bear interest at an effective rate of 7.8%, payable semi-annually. These bonds redeemed and replaced the 1986 fixed rate series D and E bonds.

1992 Fixed Rate Series G - $10,000

The bonds mature at various dates through December 15, 2015, and bear interest at 8.4%, payable semi-annually. The bond indenture requires annual principal payments into a sinking fund beginning December 15, 2006 through 2015.

1992 Fixed Rate Series H - $9,000

The bonds mature at various dates through December 15, 2017, and bear interest at 8.6%, payable semi-annually. The bond indenture requires annual principal payments into a sinking fund beginning December 15, 2008 through 2017.

1992 Fixed Rate Series J - $5,000

The bonds mature at various dates through November 1, 2023, and bear interest at 8.5%, payable semi-annually. The bond indenture requires annual principal payments into a sinking fund beginning November 1, 2004 through 2023.

Debt Covenants and Other Matters

As of December 31, 1999, the Company is in default with certain provisions of the Revolving Credit Agreement and its loan agreements related to its industrial revenue bonds, the indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor. Except with respect to the revolving credit facility and the term loan, at December 31, 1999, the Company remains in default under its debt obligations at December 31, 1999. As a result of these defaults and because the banks, bondholders and trustees have the right to accelerate the Company's indebtedness to each of them, respectively, $10.0 million of the Company's total obligations which is due prior to December 8, 2000 in accordance with the second amendment of and under the Revolving Credit Agreement and the remainder of the Company's long-term debt obligations have been reclassified as a current liability.

On January 21, 2000, the Revolving Credit Agreement was amended to make available to the Company $10.0 million in the form of a second term loan. The amendment provides that the second term loan mature on June 30, 2000. The amendment also provides that the revolving credit facility, the letter of credit issued under the Revolving Credit Agreement and the first and second term loans are collateralized by first mortgages on the Company's vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding Corporation and Subsidiaries and all trade and tenant receivable balances.

On July 14, 2000, the Company executed a second amendment to its Revolving Credit Agreement which extends the maturity date of the revolving credit facility and the terms loan to June 30, 2001 provided that the Company make certain mandatory repayments on various dates through June 30, 2001. The mandatory repayments shall reduce on a prorata basis the revolving credit facility and the terms loan. The amendment provides that interest shall be payable on a monthly basis at prime plus 1.25% on all amounts outstanding and further provides for, among other things, a revision of financial covenants and a wavier of all defaults existing under the Revolving Credit Agreement on the date of execution of the second amendment.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

8. Debt Obligations - (Continued)

The amendment also requires the total amount of the loans outstanding to be guaranteed by the Company's non-consolidated affiliated companies and requires the Company's principal stockholder to guarantee $10.0 million of the loans outstanding. The loans have been further collateralized by junior liens on certain of the Company's and its non-consolidated affiliated companies' assets.

The prime rate noted in certain loan agreements at December 31, 1999 and 1998 was 8.50% and 7.75% respectively.

Substantially all assets are pledged as collateral for the Company's indebtedness.

9. Other Long Term Liabilities

At December 31, 1999 and 1998, other long-term liabilities are as follows:

                                                                            December 31,
                                                                    ----------------------------
                                                                      1999                1998
                                                                    -------             -------
Deferred rental payments                                            $   977             $   622
Reserves for insurance deductible                                       480                 507
Payables to related parties                                           1,499                 915
Reserve for asbestos claims                                             -0-               1,046
Reserve for post retirement benefits, net of current
  portions of $653 and $637 for 1999 and 1998, respectively           8,237               8,419
Reserve for post employment benefits                                    626                 514
Gain on sale/leaseback of equipment                                     550                -0-
                                                                    -------             -------
                                                                    $12,369             $12,023
                                                                    =======             =======

10. Employee Benefit Plans

In connection with the acquisition described in Note 4, Holt assumed and continued all the NPR employee benefit plans.

Pension and Postretirement Benefits Plans

Substantially all nonunion employees of NPR are covered under a noncontributory defined benefit retirement plan. In addition, Holt has an unfunded plan to provide postretirement health care and life insurance benefits to certain NPR employees who retire with a minimum of 10 years of service. These benefits are accrued over the period the employee provides services to Holt.

Holt amended the plan effective January 31, 1998 freezing the accrued benefit as of that date. This amendment eliminated for all employees the accrual of benefits for future service.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

10. Employee Benefit Plans - (Continued)

The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets and the plans' the funded status as of December 31, 1999 and 1998:

                                                                    December 31,
                                                    -----------------------------------------
                                                             1999                 1998
                                                    ---------------------   -----------------
                                                     Pension      Other     Pension    Other
                                                     Benefits    Benefits   Benefits  Benefits
                                                     --------    --------   --------  --------
Reconciliation of benefit obligation
Benefit obligation at beginning of year/period       $48,539      $8,066    $45,293    $7,624
Service cost                                               -         122        129       125
Interest cost                                          3,157         531      3,186       545
Participant contributions                                  -          33          -        45
Actuarial (gain) loss                                 (4,883)       (263)     3,074       581
Benefits paid                                         (3,405)       (855)    (3,143)     (854)
                                                     -------      ------    -------    ------
Benefit obligation at December 31,                   $43,408      $7,634    $48,539    $8,066
                                                     -------      ------    -------    ------

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

10. Employee Benefit Plans - (Continued)

                                                                December 31,
                                                  -----------------------------------------
                                                          1999                 1998
                                                  -------------------   -------------------
                                                  Pension     Other     Pension     Other
                                                  Benefits   Benefits   Benefits   Benefits
                                                  --------   --------   --------   --------
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of
  year/period                                     $50,421     $    -    $48,246    $    -
Actual return on plan assets                        4,066          -      4,291         -
Employer contributions                                  -        820      1,028       809
Participant contributions                               -         33          -        45
Benefit payments                                   (3,405)      (853)    (3,144)     (854)
                                                  -------     ------    -------    ------
Fair value of plan assets at December 31,         $51,082     $    _    $50,421    $    _
                                                  =======     ======    =======    ======

                                                                December 31,
                                                  -----------------------------------------
                                                          1999                 1998
                                                  -------------------   -------------------
                                                  Pension     Other     Pension     Other
                                                  Benefits   Benefits   Benefits   Benefits
                                                  --------   --------   --------   --------
Funded status
Funded status at December 31                     $(43,408)   $(7,634)  $(48,539)  $(8,066)
Fair value of assets                               51,082          -     50,421         -
Unrecognized (gain) loss                           (2,466)    (1,256)     2,592      (990)
                                                 --------    -------   --------   -------
Prepaid (accrued) benefit cost*                  $  5,208    $(8,890)  $  4,474   $(9,056)
                                                 ========    =======   ========   =======

----------------
* Included in Other Non-current Assets

The assumptions used in the measurement of Holt's benefit obligations are shown in the following table:

                                                                December 31,
                                                  -----------------------------------------
                                                          1999                 1998
                                                  -------------------   -------------------
                                                  Pension     Other     Pension     Other
                                                  Benefits   Benefits   Benefits   Benefits
                                                  --------   --------   --------   --------
Discount rate                                        7.75%      7.75%      6.75%     6.75%
Expected return on plan assets                       8.00%      n/a        8.00%     n/a

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

10. Employee Benefit Plans - (Continued)

The following table provides the components of net periodic benefit cost for the plans:

                                                            December 31,
                                 --------------------------------------------------------------
                                         1999                  1998                1997
                                 -------------------   --------------------  ------------------
                                 Pension     Other     Pension      Other    Pension    Other
                                 Benefits   Benefits   Benefits    Benefits  Benefits  Benefits
                                 --------   --------   --------    --------  --------  --------
Service cost                     $     -      $122     $    129      $125      $118      $12
Interest cost                      3,157       531        3,186       545       294       45
Expected return on plan assets    (3,891)        -       (3,809)        -      (268)       -
Amortizatioh of net (gain)                       -            -       (33)      (31)      (5)
                                 -------      ----     --------      ----      ----      ---
Net periodic benefit cost        $  (734)     $653     $   (494)     $637      $131      $52
                                 -------      ----     --------      ----      ----      ---

Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have the following effects:

                                                                      1%         1%
                                                                   Increase   Decrease
                                                                   --------   --------
Effect on total of service and interest cost components of
  net periodic postretirement health care benefit cost               $ 12      $ (12)
Effect on the health care component of the accumulated
  postretirement benefit obligation                                  $137      $(144)

It is the policy of NPR to fund pension costs in accordance with actuarially computed funding requirements and the various bargaining agreements.

Certain Holt employees are covered under union-sponsored collectively bargained defined benefit plans. Expenses for these plans were $8,046 in 1999, $7,727 in 1998 and $5,722 in 1997 as determined in accordance with negotiated labor contracts.

NPR also provides a defined contribution 401(k) plan for its management employees. The plan is 100% contributory by the employees.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

11. Commitments and Contingencies and Other Matters

Commitments

Contributions to certain labor-related benefit plans are subject to various assessments under certain collective bargaining agreements. Certain of these assessments are subject to audit and final determination, and in the opinion of Holt, the accompanying financial statements include adequate recognition of the estimated liability for these assessments.

At December 31, 1999 and 1998, Holt was contingently liable for outstanding standby letters of credit in the amount of $6,325 and $6,340, respectively.

Withdrawal Liability

Holt relocated NPR's northeastern port of call from Elizabeth, New Jersey to Philadelphia, Pennsylvania, a move designed to consolidate operations. As a result of the move, the Company has been advised by counsel that it could trigger a withdrawal liability that could approximate $12.8 million. While the Company has several options to fully mitigate this potential claim, it has accrued its estimate of the maximum exposure at this time.

Hurricane Georges

The Company's operations in San Juan, Puerto Rico have been affected by Hurricane Georges which struck the island during September 1998. Although certain of its buildings and cranes located at Puerto Nuevo suffered damages, NPR was able to continue to conduct business since two of the high speed cranes used by the NPR were not damaged. Additionally, NPR's fleet of vessels did not incur any damage. The Company has submitted a claim to its property insurance carrier for recovery of the replacement cost of the equipment and buildings which were damaged, business interruption and extra expense. The net book value of the damaged equipment and buildings are carried on the Company's books at a de minimis value since these assets have been fully depreciated.

For the years ended December 31, 1999 and 1998, the Company deferred $11.6 million and $8.4 million, respectively of incremental direct expenses incurred as a result of Hurricane Georges. During the fourth quarter of 1999, the Company revised certain of its estimates relating to its insurance claim. The change in estimate resulted in a $3.6 million charge to operations. To date the Company has received $8 million from its insurance carrier and has recorded an insurance claim receivable of $8.4 million at December 31, 1999, which represents direct incremental costs incurred in connection with insurable incidents for which the Company expects to be reimbursed by the insurance carrier.

On January 14, 2000, the Company filed a complaint against its insurance carrier seeking recovery under its insurance policy for damages in the total amount of the policy, $42.5 million, suffered as a result of the hurricane. The suit was filed in the United States District Court for the District of New Jersey. On March 7, 2000, the carrier filed its answer, which included its affirmative defenses, a counterclaim for declaratory judgement asserting that the Company has not satisfied all of its obligations under the insurance policy and a request that the case be removed to the Federal Court in Puerto Rico.

Contingencies

Philadelphia Regional Port Authority
The Company filed a complaint on May 31, 1996 with the Federal Maritime Commission ("FMC") against the Philadelphia Regional Port Authority ("PRPA"), the Port of Philadelphia and Camden ("PPC"), and

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

11. Commitments and Contingencies and Other Matters - (Continued)

Pasha Auto Warehousing Inc. ("Pasha") (collectively, the "Defendants"), alleging violations of Section 10 of the Shipping Act of 1984 and Sections 16 and 17 of the Shipping Act of 1916 generally, by engaging in unjust and unreasonable practices, discrimination and unreasonable refusals to deal with and giving unreasonable preferences to others to the detriment of the Company.

PRPA filed a counterclaim alleging that the Company breached its obligations under the PRPA lease by operating the Packer Avenue Facility in a manner intended to benefit the Company's other facilities, refusing to operate the Packer Avenue Facility so as to maximize its use, failing to market the Packer Avenue Facility in a first class manner and soliciting container business for the Gloucester Facility to the detriment of the Packer Avenue Facility.

The Company has requested the FMC to issue an order commanding the Defendants to cease and desist from the aforesaid violations, to establish and put in force such practices as the FMC determines to be reasonable and to pay damages to the Plaintiffs by way of reparation.

A settlement agreement was entered resolving all claims by and between the Company and the DRPA and PPC. As part of the same settlement agreement, the Company agreed that it would withdraw its claim against PRPA for monetary damages. The settlement agreement further resolved all other claims except the Company's 10(d)(1) conspiracy claim against PRPA and Pasha; and the Company's 10(a)(2) claim against Pasha that the Pasha leases are void ab initio because they were never filed with the FMC. PRPA and Pasha filed motions for summary judgement as to the aforementioned unresolved claims. The motions were denied, and PRPA filed a motion requesting the judge to clarify his order denying the motions. The judge has ruled that no further clarification is necessary. Before resolving the merits of the Company's claim, the judge will determine whether the FMC has jurisdiction over Pasha.

Sea Land
NPR and the Company are also defendants in a lawsuit filed in May 1999, in the United States District Court for the District of Puerto Rico (Sea-Land Service, Inc., Piercrane, Inc. v. NPR (Navieras) Inc. et al., No. 99-1420). The plaintiffs seek damages in an amount not less than $50,000,000 to compensate them for damages to their property and business arising out of defendants' alleged negligence and NPR's breach of contract.

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

The parties are currently involved in discovery and a pretrial conference has been scheduled for November 1, 2000. The Company believes that it is adequately insured for the claims raised by the plaintiffs and intends to vigorously defend the claims asserted.

Port of New Orleans
NPR is a defendant in a law suit originally filed in State Court in Louisiana which was removed at NPR's request to Federal District Court (Board of Commissioners of the Port of New Orleans v. NPR, Inc.) Plaintiff seeks to enforce a Cancellation Agreement by which NPR was allowed to terminate, in 1996, its terminal lease at the Port of New Orleans in return for annual installment payments of one-half of the annual rental amounts originally due under the lease. The payments under the Cancellation Agreement total $4,075 of which $311 has been paid by NPR. The delinquent amounts sought by the plaintiffs to be paid as stated in their complaint is $1.8 million.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

11. Commitments and Contingencies and Other Matters - (Continued)

At NPR's request the Federal District Court judge in New Orleans referred the dispute to the Federal Maritime Commission to determine whether the Cancellation Agreement violated, as claimed by NPR, any provisions of the Shipping Act. On March 16, 2000, an Administrative Law judge ruled that the circumstances under which the Cancellation Agreement was entered into did not give rise to violations of the Shipping Act and remanded the matter to the Federal District Court for determination of whether the Cancellation Agreement can be nullified under Louisiana law, if it was, in fact, induced by misrepresentation, as claimed by NPR. The Company is unable to determine the outcome or to reasonably estimate the amount of loss, if any, with respect to this matter at this time.

National Union Fire Insurance Company
On February 15, 2000, National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union") filed before a panel of arbitrators in New York (the "Panel") a formal claim for $21.9 million against the Company. The amount claimed by National Union is allegedly due under various indemnification agreements entered into between the Company and National Union and related to the Company's workmen's compensation program for the period February 1, 1989 through December 17, 1996. In its statement of the case, National Union claims that the Company is obligated to pay National Union for unpaid loss reimbursements, additional fees, indemnification of certain assessments made against National Union by the Department of Labor and additional cash reserves to cover future payments to be made by National Union. The suit also seeks the posting of additional security by the Company for certain of the years wherein National Union provided workmen's compensation coverage.

On July 13, 2000, the Company was ordered by the Panel to increase the amount of collateral to secure any potential liability it may have to National Union in the form of letters of credit by $6.8 million for a total of $11.8 million. The Panel also permitted National Union to present and to be paid the original letter of credit posted as collateral in the amount of $5.0 million which National Union has done. The Company has not yet posted the remaining $6.8 million letter of credit as required by the Panel and may be unable to do so. The Company is analyzing the claim and is preparing to defend it vigorously, but is unable to determine the outcome or to reasonably estimate the amount of loss, if any, with respect to this matter at this time.

City of Gloucester
The Company along with other related parties are named as defendants in a lawsuit which was filed by the City of Gloucester ("the City") on February 14, 2000. The City alleges that the Company is in default under a loan agreement entered into between the Company and the City and seeks payment of the remaining balance outstanding of $4.9 million, plus accrued interest and attorney fees. The City also alleges that the Company and a related party are in violation of a Redeveloper's Agreement and certain leases for property currently occupied by the Company and seeks to terminate the lease and recover for the rent remaining to be paid under the leases as well as for damages for breach of contract.

The Company and other defendants have filed an answer to the City and intend to vigorously defend this suit. The Company is unable to determine the outcome or to reasonably estimate the amount of loss, if any, with respect to this matter at this time.

Guarantees

A governmental authority owns a building located on Holt's Gloucester Marine Terminal which was financed through the issuance of tax-exempt bonds. The building has been leased to a Holt related party. Holt has guaranteed the tenant's lease payments aggregating $18,500 through April 2024. The guarantee is secured by a mortgage lien on the Gloucester Marine Terminal which is subordinate to the senior mortgage ebt and on a parity with the remaining mortgage debt.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

11. Commitments and Contingencies and Other Matters - (Continued)

A governmental authority has issued $7.0 million of its Revenue Bonds for the benefit of one of the non-consolidated affiliates, all of which is outstanding at December 31, 1999. The bonds are secured by a mortgage on the non-consolidated affiliate's interest on the property financed by the bonds. The bonds bear an interest rate of 9.05% and mature on December 1, 2019. Repayment of bond indebtedness is guaranteed by Holt and the non-consolidated affiliates. The guarantee is secured by a mortgage granted by Holt and one of the non-consolidated affiliates on their respective interests in the Gloucester Facility.

A governmental authority has issued $6.1 million of its Refunding Bonds for the benefit of one of the non-consolidated affiliates all of which is outstanding at December 31, 1999. The bonds bear an interest rate of 8.95% and mature on December 15, 2018. Repayment of bond indebtedness is guaranteed by Holt and the non-consolidated affiliates. The bonds and the guarantee are secured by a mortgage granted by Holt and the non-consolidated affiliate on their respective interests in the Gloucester Facility.

As of December 31, 1999, the Company is in default with certain financial covenants for each of the above discussed bond transactions as a result of which the lessee and the non-consolidated affiliates are in default under the lease and loan agreements, respectively. As a result of these covenant defaults, the trustee under the tax-exempt bonds and for each of these bond transactions has the right to accelerate the Company's guarantee obligation. The Company intends to request waivers of its financial covenant defaults, but there can be no assurance that these waivers can be obtained.

The Company has guaranteed various equipment loans entered into by Express Equipment Rental, a Holt related party ("Express") with various financial institutions. The equipment purchased by Express with the proceeds of these loans is being leased to the Company. The loans bear interest at varying rates ranging from 8.21% to 10.28% and mature at various dates through 2004. The terms of the leases for this equipment provide that, among other things, the lease payments are sufficient to repay the amounts outstanding under the loan agreements. The amount of loans outstanding on December 31, 1999 is $4.7 million.

Vessel Financings

Certain of the Company's subsidiaries have guaranteed obligations of Christian Holdings (Luxembourg) S.A. ("CHL") in connection to its ownership of two modern refrigerated cargo vessels (the "Vessels"). CHL owns these Vessels in an equal partnership with a German shipping company. These Vessels call from time to time at the Company's terminals carrying palletized perishable products from various points of origin throughout the world. In relation to the above, Holt Cargo Systems, Inc. guaranteed a loan made between Commerzbank and CHL in the original amount of $2,760. The bank has indicated that it is willing to extend the maturity date of the loan from January 31, 2000 to March 31, 2001. CHL is currently in the process of completing these negotiations. The balance of the loan on June 30, 2000 is $830.

In August of 1996, National Maatschip Krediet an Nuiverd, ("NMKM"), a Belgian bank, made two loans to CHL, each in the amount of $13,650 for the purposes of refinancing the Vessels. In February 1997, Gimvindus, n.v. a Belgian economic development agency, also made two loans to CHL, each in the equivalent U.S. dollar value of $983 also for the purpose of refinancing the Vessels. Vessel mortgages were granted to each lending institution to secure the loans. In addition, the Company has guaranteed the loans made by Gimvindus and jointly with its partner has guaranteed $1,729 of each of the loans made by NMKM.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

11.  Commitments and Contingencies and Other Matters - (Continued)

Lease Commitments

As of December 31, 1999, Holt leases property and equipment under noncancelable operating leases requiring minimum annual rentals as follows:

                                     Related
                                      Party             Other
Year Ending December 31,             Leases            Leases           Total
------------------------           -----------        --------        --------
2000                                 $ 3,566          $ 18,308        $ 21,874
2001                                   2,121            15,945          18,066
2002                                   2,121            14,469          16,590
2003                                   2,121            11,117          13,238
2004                                   1,761            10,824          12,585
Thereafter                             4,238            95,763         100,001
                                     -------          --------        --------
                                     $15,928          $166,426        $182,354
                                     =======          ========        ========

Rental expense under the Related Party Leases (referenced above) consist of several components, including base rent, a container pick fee, a break bulk cargo fee and certain other fees.

Holt has a 25-year noncancelable lease for certain buildings located on the Gloucester Marine Terminal and a 30-year noncancelable lease for a marine terminal facility located in Camden, New Jersey (collectively the "Facilities") all of which are owned by the same governmental authority referred to in the first paragraph under "Guarantees" above. Minimum annual rentals are reflected in the above schedule. Holt has the right to purchase the Facilities throughout the term of the lease. The purchase price is the greater of the fair market value of the Facilities or the amount required to optionally redeem or defease the bonds under the landlord's indenture.

As of December 31, 1999, the Company is in default with certain financial covenants under the above lease agreements. As a result of these covenant defaults, the lessor has the right to accelerate the Company's lease payments. The Company intends to request waivers of its financial covenant defaults, but there can be no assurance that these waivers will be obtained.

Rent expense under noncancelable lease obligations charged to operations was $21,306 in 1999, $17,960 in 1998 and $8,364 in 1997.

12. Leases

Holt is the lessor of substantially all of the Gloucester Marine Terminal utilizing operating leases for periods expiring through September 2004.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

12. Leases - (Continued)

Minimum rentals receivable under noncancelable lease arrangements as of December 31, 1999 were as follows:

                                   Related
                                   Party              Other
Year Ending December 31,           Leases             Leases          Total
------------------------           -------            ------         -------

2000                               $ 9,121            $1,637         $10,758
2001                                 9,000               184           9,184
2002                                 9,000                 -           9,000
2003                                 9,000                 -           9,000
2004                                 6,750                 -           6,750
                                   -------            ------         -------
                                   $42,871            $1,821         $44,692
                                   =======            ======         =======

Holt leases property to companies (the "Lessee-Operators") owned by a related party as discussed below. Effective October 1, 1999, Holt amended certain of the Lessee-Operators' lease agreements for its Gloucester Facility. As a result of the new lease agreements, rental revenues for the quarter ended December 31, 1999 were $4.7 million less than they would have been under the prior leases. During January 2000, the Lessee-Operators were acquired by a company owned by the sons of Holt's principal stockholder. Effective April 3, 2000, in a debt restructuring by the Lessee-Operators, Holt received a $36.1 million promissory note in exchange for 100% of the unpaid receivable balances due from the Lessee-Operators arising on or before December 31, 1999. The promissory note bears interest of 2% per annum and is payable in monthly installments of not less than $750,000, including interest. As a result of the amended lease agreements and execution of the promissory note, the Company reclassified $14.2 million of Tenant receivables to Other non-current assets in the accompanying consolidated balance sheet.

At December 31, 1999 and 1998, "Tenant receivables" includes $27,511, net of reserves of $17,000, and $29,074 respectively, due from the Lessee-Operators.

Net book value of property being leased was approximately $53.2 million and $50.9 million at December 31, 1999 and 1998, respectively.

13. Non-Consolidated Affiliate Transactions

Holt transacts business with companies which are 100% or majority owned by Holt's principal stockholder. These transactions include providing advances to and from those affiliated companies. These advances do not bear interest.

Holt also provided services and goods to these companies which include stevedoring services, rental of warehouse space and building and equipment repairs. At December 31, 1999 and 1998, $25,406 and $25,403 was due to Holt in connection with net advances made and services performed on behalf of certain non-consolidated affiliates. At December 31, 1999 and 1998, $9,782 and $13,979 was due to certain non-consolidated affiliates in connection with net advances and services received. Revenue for these services totaled $99, $41 and $55 in 1999, 1998 and 1997, respectively. These companies provided services to Holt which included rental of warehouse space, building and equipment repairs, management services and sale of ice. Expenses for these services totaled $574, $741 and $1,207 in 1999, 1998 and 1997, respectively.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

14. Other Related Party Transactions

Leases

In 1999, 1998, and 1997, Holt leased property and equipment from a Holt related party under a non-cancelable lease which expires December 30, 2000 and which is renewable through 2040 pursuant to four 10-year renewal options. Rental expense under this lease totaled $2,674 in 1999, $2,972 in 1998 and $2,981 in 1997 and are included in the minimum annual rentals disclosed in Note 11 above.

Account Receivable - Trade

At December 31, 1999, Account Receivable, Trade includes $3.3 million, net of reserves of $5.0 million, due from a Holt related party.

Corporate Services

Holt has an agreement to purchase general and administrative support services from SLS. Expense for these services totaled $9,264 in 1999, $6,509 in 1998 and $4,492 in 1997.

In the normal course of business, Holt performs services for SLS. At December 31, 1999 and 1998, Receivables tenants includes $931 and $513, respectively, due from SLS.

At December 31, 1999 and 1998, "Other Noncurrent Receivables" included $4,913 and $12,023, respectively, due from SLS and other companies owned by shareholders of SLS.

Sale of Equipment

On January 5, 1998, Holt sold certain equipment to a Holt related party for $5 million of which $1.9 million is included in "Other Noncurrent Receivables" in the accompanying balance sheet at December 31, 1999. The sale resulted in a gain of $500 which is included as a component of stockholder's equity.

Agreements

During 1998, Holt has entered into an Option to Purchase and Development Agreement with Delaware Avenue Enterprises, Inc. (DEL), a Holt related party. Pursuant to the agreement, Holt paid $8 million to DEL to acquire an option to purchase 11.5 acres of property located on the Delaware River in Philadelphia (the "Premises") for a price equal to 120% of any sum expended by DEL to improve and develop the Premises for use by Holt in its future operations. The option expires on December 31, 2013. The cost of the option is included in "Noncurrent Receivables Other" in the accompanying balance sheet.

In connection with the agreement, the Company loaned $10 million in 1998 and an additional $4.0 million in 1999 in exchange for promissory notes, collectively, (the "Notes"). The Notes bear interest at 1% over the prime rate and mature on the earlier of December 31, 2013 or the date on which Holt exercises its option and purchases the Premises. The notes are secured by a mortgage and security agreement on the Premises and a contiguous 28-acre site. The note is included in "Noncurrent Receivables Other" in the accompanying balance sheet.

On July 14, 2000, DEL borrowed $14.0 million which was used to repay the Notes. The Company used the repayment proceeds to pay interest on its senior unsecured notes, repay debt on its Revolving Credit Agreement and intends to use the remainder for general working capital purposes. In conjunction with the transaction, the Company terminated its $8.0 Option to Purchase and Development Agreement with DEL and will record this charge to earnings in the second quarter of 2000.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

14. Other Related Party Transactions - (Continued)

Note Receivable

In 1998, the Company loaned the principal stockholder $5.0 million in exchange for a promissory note. The note bears interest at prime plus 1% (8.75% at December 31, 1998) and is included in "Other Current Receivables" in the accompanying Balance Sheet. The note and related interest were repaid in full during 1999.

15. Concentrations of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade receivables. A significant portion of the Company's sales are to customers in diversified industries, and as such, the Company is directly affected by the well-being of these industries.

The credit risk associated with trade receivables is limited due to the large number of customers comprising the Company's customer base, except for trade receivables from related parties for which reserves have been provided. Likewise, the credit risk associated with tenant receivables is mitigated as reserves have been provided. The Company does not obtain collateral from its customers. During 1997, sales to one customer accounted for 10.5% of revenues, whereas sales to this customer were less than 10% of revenues for 1999 and 1998. No other customer generated more than 10% of the Company's sales for the years ended December 31, 1999, 1998 and 1997, respectively.

16. Fair Value of Financial Instruments

As of December 31, 1999, the estimated fair values of the Company's financial instruments and significant assumptions made in determining fair values are as follows:

o Cash, accounts receivable, accounts payable, payroll taxes payable and accrued expenses: The amounts reported in the balance sheet approximate fair value due to the short-term maturities of these instruments.

o Receivables, other and long-term debt: The amounts reported in the balance sheet are at market rates of interest and approximate fair value.

o Receivable from/payables to non-consolidated affiliates: Due to uncertain repayment terms, it is not practicable to estimate fair market value.

17. Non-Guarantors

RFD, a wholly owned subsidiary of Holt and Emerald, are not guarantors on the Senior Notes (See note 8). The guarantor subsidiaries are wholly owned and provide joint and several guarantees on the Senior Notes. Additionally, The Holt Group, Inc. ("HGI") has no operations or assets other than its investment in subsidiaries. Accordingly, the Company has not presented separate financial statements and other disclosures concerning the subsidiary guarantors as management has determined that such information is not material to investors.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

17. Non-Guarantors - (Continued)

Summarized financial information is as follows:

                                                      December 31, 1999
                            --------------------------------------------------------------------------
                                       Subsidiary
                              HGI      Guarantors     RFD       Emerald    Eliminations   Consolidated
                            --------   ----------   -------     -------    ------------   ------------
                                                       Non-Guarantors
Current assets              $     76    $ 78,640    $33,369     $   617     $       -       $112,702
Non-current assets           289,130     298,657      3,925      36,156      (303,684)       324,184
Current liabilities          208,587      99,190     10,013      37,925             -        355,715
Non-current liabilities            -     145,906     21,041       2,237       (97,283)        71,901

                                                  Year Ended December 31, 1999
                            --------------------------------------------------------------------------
                                       Subsidiary
                              HGI      Guarantors     RFD       Emerald    Eliminations   Consolidated
                            --------   ----------   -------     -------    ------------   ------------
                                                       Non-Guarantors
Revenue                     $ 30,145    $373,479    $     -     $10,260     $ (67,170)      $346,714
Operating income (loss)       26,042     (14,836)       (56)      2,231       (30,145)       (16,764)
Net income (loss)              7,559     (19,563)     2,078      (1,252)      (30,145)       (41,323)


                                                      December 31, 1998
                            --------------------------------------------------------------------------
                                       Subsidiary
                              HGI      Guarantors     RFD       Emerald    Eliminations   Consolidated
                            --------   ----------   -------     -------    ------------   ------------
                                                       Non-Guarantors
Current assets              $  5,794    $116,374    $26,130     $   750     $       -       $149,048
Non-current asssets          257,325     300,432      2,925      44,427       (27,735)       331,374
Current liabilities           44,533     296,730      9,069      46,399             -        396,731
Non-current liabilities      140,000     (32,729)    15,257         915       (97,441)        26,002

                                                   Year Ended December 31, 1998
                            --------------------------------------------------------------------------
                                       Subsidiary
                              HGI      Guarantors     RFD       Emerald    Eliminations   Consolidated
                            --------   ----------   -------     -------    ------------   ------------
                                                       Non-Guarantors
Revenue                     $ 28,730    $395,943    $     -     $ 8,857     $ (63,054)      $370,476
Operating income              25,073      27,421       (204)      1,619       (28,729)        25,180
Net income                    11,036      23,941      4,811      (1,773)      (29,229)         8,786

                                                      December 31, 1997
                            --------------------------------------------------------------------------
                                       Subsidiary
                              HGI      Guarantors     RFD       Emerald    Eliminations   Consolidated
                            --------   ----------   -------     -------    ------------   ------------
                                                       Non-Guarantors
Current assets              $    500    $ 99,943    $40,144     $     -     $       -       $140,587
Non-current assets           208,048     240,497      3,925           -      (210,679)       241,791
Current liabilities           11,134      69,497      9,234           -             -         89,865
Non-current liabilities      125,000     144,188     14,817           -       (64,221)       219,784

                                                   Year Ended December 31, 1997
                            --------------------------------------------------------------------------
                                       Subsidiary
                              HGI      Guarantors     RFD       Emerald    Eliminations   Consolidated
                            --------   ----------   -------     -------    ------------   ------------
                                                       Non-Guarantors
Revenue                     $      -    $132,746    $     -     $     -     $ (13,748)       118,998
Operating income              (2,344)     20,790       (149)          -           117         18,414
Net income                    (3,883)     13,513      1,008           -           117         10,755

RFD's current assets consist primarily of marketable securities. RFD's liabilities consist of bank debt and advances from two of the subsidiary guarantors. RFD's net income is a result of dividends received.

Emerald's long-term assets consist primarily of equipment. Emerald's liabilities consist primarily of bank debt and advances from two of the subsidiary guarantors.

                              THE HOLT GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

18. Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 1999 and 1998 are as follows:
                                               Quarter Ended*
                                  ----------------------------------------------
                                  March 31   June 30   September 30  December 31
                                  --------   -------   ------------  -----------
1999
Revenues                          $93,127    $85,972     $ 86,352     $ 81,263
Income (loss) from operations      10,788      4,086       (4,882)     (26,756)
Depreciation expense                6,992      6,948        7,444        5,480
Interest expense                    6,189      7,332        7,005        7,079
Net income (loss)                 $ 4,587    $  (190)    $(11,877)    $(33,843)

1998
Revenues                          $95,765    $92,860     $ 84,513     $ 97,338
Income from operations             10,691      2,586        6,103        5,800
Depreciation expense                6,274      5,389        5,514        6,421
Interest expense                    5,530      5,306        5,812        5,523
Net income                        $ 5,164    $ 3,055     $    276      $   291

Income (loss) from operations and net income (loss) for all quarters presented have been adjusted to include the operations of Emerald (see Note 3), reflect revenue adjustments of $4.0 million for the six months ended June 30, 1999 and $1.2 million for the three months ended September 30, 1999 and to reallocate $2.7 million of the advances of $8.0 million received by the Company from its insurance carrier previously recorded as other income for the three months ended September 30, 1999.

In addition, income (loss) from operations and net income (loss) for the quarters ended September 30, 1999 and December 31, 1999 have been adjusted by $8.0 million and $9.0 million, respectively, to reflect increases in the allowance for uncollectible receivables. (see Note 19)

* Restated for all quarters for the year ended December 31, 1998 and for the first, second and third quarters of 1999.

19. Fourth Quarter Adjustments

During the fourth quarter of 1999, the Company established reserves of $10.0 million for certain of its trade receivables and other receivables. The Company also established reserves of $9.0 million for certain of its tenants receivables.

                     THE HOLT GROUP, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                              Dollars in Thousands

              Balance at   (Credited)                    Balance at
    Year      Beginning    to Costs                         End
   Ended      of Period   and Expenses   Deductions(1)   of Period
   -----      ----------  ------------   -------------   ----------
    1999        $3,373      $24,512        $  (286)       $27,599
                ======      =======        =======        =======
    1998         6,146          407         (3,180)         3,373
                ======      =======        =======        =======
    1997        $5,107      $ 1,952        $  (913)       $ 6,146
                ======      =======        =======        =======
----------
(1) Represents uncollectible accounts written off.
1998 amount includes $1.0 million general reduction in reserve balance