Form 10-Q
period 2000-03-31
HOLT GROUP INC
filed 2000-09-08
CIK 1059888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                     to
                                    --------------------    -------------------

                        Commission file number 333-52599

                              The Holt Group, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                         23-2932358
  -------------------------------                          -------------------
  (State or other jurisdiction of                            (IRS Employer
   Incorporation or organization                           Identification No.)

  101 South King Street, Gloucester City New Jersey               08030
  -------------------------------------------------             ----------
      Address of principal executive offices)                   (Zip Code)

                                 (856) 742-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]
                                              ---      ---

The total number of shares of common stock, par value $.01 per share, outstanding as of September 8, 2000 was 100. The Registrant has no other class of common stock outstanding.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                Page No.
                                                                                                --------
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999        1-2

         Unaudited Consolidated Statements of Income (Loss)
         for the Three months ended of March 31, 2000 and of March 31, 1999                          3

         Unaudited Consolidated Statements of Comprehensive Income (Loss)
         for the Three months ended of March 31, 2000 and of March 31, 1999                          4

         Unaudited Consolidated Statements of Stockholder's Equity for the
         Three months ended March 31, 2000                                                           5

         Unaudited Consolidated Statements of Cash Flows for the Three months
         ended March 31, 2000 and March 31, 1999                                                   6-7

         Notes to Consolidated Financial Statements                                               8-19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               20-26

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                  26


Part II  OTHER INFORMATION                                                                       27-29

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,      December 31,
                                                          2000             1999
                                                       -----------     ------------
                                                       (Unaudited)       (Audited)

                                                          (Dollars in thousands,
                                                            except share data)
Assets
Current assets
   Cash                                                  $  7,028        $  2,331
   Marketable securities                                   33,367          33,369
   Receivables, net
      Trade                                                41,827          46,225
      Tenants                                               8,840          15,082
      Other                                                 7,614           7,299
   Fuel and supplies                                        2,840           2,693
   Prepaid expenses                                         6,610           5,607
   Other current assets                                       267              96
                                                         --------        --------
      Total current assets                                108,393         112,702
                                                         --------        --------
Property, plant and equipment, net of accumulated
   depreciation and amortization                          228,373         234,912
                                                         --------        --------
Other assets
   Receivables, other                                      26,454          25,713
   Receivables, tenants                                    11,500          14,229
   Investments                                              2,925           2,925
   Unamortized financing costs                              3,110           3,071
   Other                                                    9,541           9,562
   Insurance claim receivable                               8,366           8,366
   Receivables from non-consolidated affiliates            25,691          25,406
                                                         --------        --------
      Total other assets                                   87,587          89,272
                                                         --------        --------
                                                         $424,353        $436,886
                                                         ========        ========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES


                                                          March 31,        December 31,
                                                            2000              1999
                                                         -----------       ------------
                                                         (Unaudited)         (Audited)

                                                    (Dollars in thousands, except share data)
Liabilities and Stockholder's Equity

Current liabilities:
   Debt obligations                                      $ 264,816         $ 268,294
   Accounts payable                                         49,692            55,084
   Payroll taxes payable                                     4,690             3,589
   Accrued expenses                                         21,227            24,603
   Payments in excess of billings                            4,439             4,145
                                                         ---------         ---------
      Total current liabilities                            344,864           355,715
                                                         ---------         ---------
   Debt obligations, net of current maturities              57,350            49,750
                                                         ---------         ---------
Payables to non-consolidated affiliates                      9,666             9,782
                                                         ---------         ---------
Other long-term liabilities                                 12,604            12,369
                                                         ---------         ---------
Commitments and Contingencies

Stockholder's equity:
   Common stock, par value $.01, authorized 1,000
      shares, issued and outstanding 100 shares                 --                --
   Additional paid-in capital                                1,131             1,131
   Retained earnings                                         1,204            11,543
   Accumulated other comprehensive (loss)                   (2,466)           (3,404)
                                                         ---------         ---------
      Total stockholder's equity (deficit)                    (131)            9,270
                                                         ---------         ---------
                                                         $ 424,353         $ 436,886
                                                         =========         =========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        2000              1999
                                                                        restated
                                                      --------         ---------
                                                        (Dollars in thousands)

Revenue
   Operating                                          $ 72,589         $ 76,597
   Rental income                                         2,589           11,069
   Other                                                 5,044            5,456
   Revenue from non-consolidated affiliates                 84                5
                                                      --------         --------
      Total revenues                                    80,306           93,127
                                                      --------         --------
Operating expenses
   Terminal                                             26,125           25,649
   General and administrative                           15,525           15,525
   Equipment maintenance                                 7,878            8,385
   Insurance and safety                                  1,749            1,302
   Vessel                                                9,872            9,893
   Transportation                                       14,646           14,379
   Depreciation and amortization                         6,978            6,992
   Operating taxes and licenses                            594              105
   Charges from non-consolidated affiliates                121              109
                                                      --------         --------
      Total operating expenses                          83,488           82,339
                                                      --------         --------
Income (loss) from operations                           (3,182)          10,788
                                                      --------         --------
Interest expense, net                                    7,147            6,189
                                                      --------         --------
Other income (expense)
   Realized foreign exchange loss                           --              (12)
                                                      --------         --------
      Total other income                                    --              (12)
                                                      --------         --------
Net income (loss)                                     $(10,329)        $  4,587
                                                      ========         ========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                            Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                           2000           1999
                                                                        restated
                                                         --------       -------
                                                          (Dollars in thousands)

Net income (loss)                                        $(10,329)      $ 4,587
                                                         --------       -------
Other comprehensive income (loss):
   Foreign exchange translation adjustments                   545           178
   Changes in market value on marketable securities           393        (4,169)
                                                         --------       -------
      Total other comprehensive (loss)                        938        (3,991)
                                                         --------       -------
Total other comprehensive income (loss)                  $ (9,391)      $   596
                                                         ========       =======

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                      Common                                              Accumulated
                                      Stock       Common     Additional                      Other            Total
                                    Number of      Stock      Paid-in       Retained     Comprehensive     Stockholder's
                                      Shares      Amount      Capital       Earnings     Income (Loss)        Equity
                                    ---------     ------     ----------     --------     -------------     -------------
                                                       (Dollars in thousands, except share data)
Balance, January 1, 2000               100         $ --        $1,131       $ 11,543        $(3,404)         $ 9,270
Net (loss)                                                                   (10,329)                        (10,329)
Foreign exchange adjustments                                                                    545              545
Change in market value of
   marketable securities                                                                        393              393
Dividends paid                                                                   (10)                            (10)
                                       ---         ----        ------       --------        ------           -------
Balance, March 31, 2000 (unaudited)    100         $ --        $1,131       $  1,204        $(2,466)         $  (131)
                                       ===         ====        ======       ========        =======          =======

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               -------------------------
                                                                                  2000            1999
                                                                                                restated
                                                                               --------         --------
                                                                                 (Dollars in thousands)
Cash flows from operating activities
  Net income (loss)                                                            $(10,329)        $  4,587
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities
     Depreciation and amortization                                                6,978            6,992
    Allowance for doubtful accounts                                                (582)          (1,222)
  Change in assets and liabilities
      (Increase) decrease in assets
       Trade receivables                                                          4,980            4,134
       Tenants receivables                                                        8,971           (8,127)
        Fuel and supplies                                                          (147)             129
        Prepaid expenses                                                         (1,003)          (2,931)
       Other current assets                                                        (171)             391
       Other assets                                                                  --             (684)
       Insurance claim receivable                                                    --           (1,982)
      Increase (decrease) in liabilities
       Accounts payable                                                          (5,392)         (20,725)
       Payroll taxes payable                                                      1,100            1,038
       Accrued expenses                                                          (3,377)          13,758
       Payments in excess of billings                                               295              567
       Other noncurrent liabilities                                              (1,253)          (1,178)
                                                                               --------         --------
Net cash provided by (used in) operating activities                                  70           (5,253)
                                                                               --------         --------
Cash flow from  investing activities
    Proceeds from marketable securities                                             393
    Purchases of  marketable securities                                              --           (9,303)
    Purchases and construction of property, plant and equipment                    (227)          (1,964)
    Capitalized overhaul costs                                                      (47)            (206)
    Decrease (increase) in other receivables                                        432            5,677
    Decrease (increase) in receivables from non-consolidated affiliates            (285)           2,344
    (Decrease) increase in payables to non-consolidated affiliates                 (116)          (4,041)
                                                                               --------         --------
Net cash provided by (used in) investing activities                                 150           (7,493)
                                                                               --------         --------

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                            -------------------------
                                                                              2000             1999
                                                                                             restated
                                                                            --------         --------
                                                                              (Dollars in thousands)
Cash flow from financing activities
    Financing costs                                                             (180)              --
    Proceeds from debt obligations                                            13,600           23,358
    Payments on debt obligations                                              (8,933)          (2,742)
    Dividends paid                                                               (10)            (405)
                                                                            --------         --------
Net cash provided by financing activities                                      4,477           20,211
                                                                            --------         --------
Net  increase (decrease) in cash                                               4,697            7,465
Cash, at beginning of year                                                     2,331            4,826
                                                                            --------         --------
Cash, at end of period                                                      $  7,028         $ 12,291
                                                                            ========         ========
Supplemental disclosures of cash flow information
  Cash paid during the year for interest, net of amounts capitalized        $ 11,182         $ 10,017
                                                                            ========         ========
Non-cash investing and financing activities
  Change in market value of marketable securities                           $    395         $ (4,169)
  Unrealized foreign exchange gain                                               545              178

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


1. Business And Basis Of Presentation

The Holt Group, Inc. and its subsidiaries (collectively referred to as "Holt" or the "Company") are engaged in container-shipping, stevedoring, trucking, warehousing and distribution services and the rental of real estate and equipment in the North and South Atlantic trade routes.

The consolidated financial statements include Holt's wholly owned subsidiaries, Holt Hauling and Warehousing System, Inc. ("HWC"), Holt Cargo Systems, Inc. ("HCS"), The Riverfront Development Corporation ("RFD"), Murphy Marine Services, Inc. and subsidiary ("MMS"), San Juan International Terminals, Inc. ("SAN"), New-Port Stevedores, Inc. formerly known as SJIT, Inc. ("SJIT") and NPR Holdings Corporation and subsidiaries, NPR, Inc., NPR-Navieras Receivables, Inc., and NPR S.A., Inc. , collectively, ("NPR") and a combined affiliate, Emerald Equipment Leasing, Inc. ("Emerald").

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

Operating results for the three month period ended March 31, 2000 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in Holt's Form 10-K filed with the SEC on August 4, 2000.

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

In order to address its liquidity needs, the Company has retained professional advisors to assist in developing and implementing its financial restructuring plan along with cashflow projections. In addition, as discussed in Note 4, the Company executed two amendments to its Revolving Credit Agreement. The first amendment, executed on January 21, 2000, resulted in making available to the Company $10.0 million in the form a second term loan for working capital purposes. The second amendment executed on July 14, 2000, provided that the Company makes certain mandatory payments of its obligations under the Revolving Credit Agreement and extends the maturity date of the term loans and the revolving credit facility to June 30, 2001. The second amendment also resulted in, among other things, a revision of financial covenants and a waiver of all defaults under the Revolving Credit Agreement, as amended, existing on the date of execution of the second amendment.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

1. Business And Basis Of Presentation - (Continued)

As of March 31, 2000, the Company was in default with certain covenant provisions with respect to its industrial revenue bonds, its indenture for the senior unsecured notes and other equipment and bank loan agreements and intends to request waivers of its financial covenant defaults and a revision of its financial covenants. The Company cannot give any assurances that its lenders will agree to the Company's requests. Unless the Company is able to revise its financial covenants, the Company believes that it will be unable to comply with such financial covenants at each measurement date throughout the period ending June 30, 2001. (see Note 4)

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. SFAS No. 138, which also amended SFAS No. 133, was issued in June 2000. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. The Company does not currently use derivative financial instruments and does not expect the adoption of Statement No. 137 and 138 to have a material impact on the Company's financial position, results of operations or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin 101 (SAB 101) - Revenue Recognition in Financial Statements, as amended, which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin specifies that revenue should not be recognized until it is realized or realizable and earned. The Company is required to adopt SAB 101 in the fourth quarter of 2000, and its adoption is not expected to have an impact on the Company's financial position, results of operations, earnings per share or cash flows.

Reclassifications

Certain amounts in the December 31, 1999 and March 31, 1999 financial statements have been reclassified to conform to the March 31, 2000 presentation.

2. Combination of Emerald Equipment Leasing

During April 2000, the Company became aware of the accounting impact of the existence of certain Company guarantees of the indebtedness of related companies which had not been previously considered in the preparation of its financial statements for the three months ended March 31, 1999. The existence of those guarantees resulted in covenant defaults under certain Company debt agreements. As a result of these defaults, $206.4 million of indebtedness under the defaulted agreements should have been presented in the Company's March 31, 1999 balance sheet as current liabilities rather than long-term liabilities.

The assets, liabilities and results of operations of Emerald Equipment Leasing, Inc., a related party Special-purpose Entity, should have been consolidated into the Company's financial statements, which would have resulted in $41.4 million additional total assets and $44.4 million additional total liabilities at March 31, 1999 and would have reduced net income and comprehensive income by $0.7 million as compared to the amounts previously presented.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

3. Marketable Securities Available for Sale

During August 2000, the Company sold its entire interest in Atlantic Container Line AB ("ACL") for $44.4 million. As a result of the sale, the Company's stockholder's equity will increase by $9.9 million as a result of the elimination of the cumulative unrealized holding losses previously recognized by the Company, partially offset by a loss of approximately $5.8 million on the sale of the ACL stock. The net increase in stockholder's equity resulting from the sale of the ACL stock, which will be recognized in the third quarter of 2000, was approximately $4.1 million.

In accordance with the provisions of its term loan agreement with its foreign bank and the second amendment to the Revolving Credit Agreement, proceeds from the sale of the ACL stock were used to fully repay its foreign term loan and to repay a portion of its revolving credit facility (see Note 4).

Marketable securities available-for-sale and other cost investments were as follows:


                                  March 31, 2000                      December 31, 1999
                        ---------------------------------     -----------------------------------
                                    Unrealized                            Unrealized
                                      Holding                               Holding
                          Cost        (Loss)       Total        Cost      Gain (Loss)      Total
                        -------     ----------    -------     -------     -----------     -------
Stock - ACL             $23,509      $ 2,907      $26,416     $23,509       $ 2,515       $26,024

Options - ACL            13,672       (6,928)       6,744      13,672        (6,928)        6,744

Other                       207                       207         601            --           601
                        -------      -------      -------     -------       -------       -------
 Total                  $37,388      $(4,021)     $33,367     $37,782       $(4,413)      $33,369
                        -------      -------      -------     -------       -------       -------

Dividends declared for the three months ended March 31, 2000 and for year ended December 31, 1999 were $-0- and $3,062, respectively.

The Company's term loan with a foreign bank (see Note 4) was amended on April 3, 2000, to provide for an increase from NOK 80.0 million ($9.5 million) to NOK
205.0 million ($24.2 million) for purposes of acquiring additional ACL shares. The amendment provided that the loan be reduced to NOK 145.0 million ($16.9 million) on June 30, 2000 and that any subsequent pay-down of the term loan may be reborrowed provided that the outstanding balance of the loan does not exceed NOK 145.0 million and that the loan to market value of the ACL shares does not exceed 45%.

At March 31, 2000, RFD held options to buy approximately 1.5 million shares (11.1%) of ACL stock. The cost of the options was approximately $13.7 million. As discussed below, these options were exercised in full prior to June 1, 2000.

Using the funds available under the increased term loan, the Company exercised 1,325,000 of its options during April 2000. The cost to exercise the options was $8.9 million. During April and May, 2000, the Company also purchased 250,000 shares of ACL stock and exercised the remaining 200,000 options at a total cost of $4.0 million. The purchase of the ACL stock and the exercise of the options increased the Company's ownership interest in ACL from 16.9% to 30.5%.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

4. Debt Obligations

At March 31, 2000 and December 31, 1999 the Company's debt obligations consist of the following:


                                                                           March 31,     December 31,
                                                                             2000            1999
                                                                           ---------     ------------

Revolving credit facility under the Revolving Credit Agreement, due on June 30, 2001 with interest payable monthly at prime plus 3/4, collateralized by the vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding
     Corporation and Subsidiaries and all trade and tenant receivable
     balances.                                                              $40,100        $42,500

Term loan under the Revolving Credit Agreement, due the earlier of the finalization of the insurance claim regarding Hurricane
     Georges or June 30, 2001 with interest payable monthly at prime plus 3/4% collateralized by the vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding
     Corporation and Subsidiaries and all trade and tenant receivable
     balances.                                                               17,250         17,250

Term loan under the Revolving Credit Agreement, due the earlier of the finalization of the insurance claim regarding Hurricane
     Georges or June 30, 2001 with interest payable monthly at prime plus 1.25% collateralized by the vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding
     Corporation and Subsidiaries and all trade and tenant receivable
     balances.                                                               10,000          --0--

Senior unsecured notes due in January 2006 with interest at 9.75%
     payable semiannually.                                                  140,000        140,000

Term loan payable to a foreign bank, due December 30, 2000 with interest payable quarterly at LIBOR plus 2.50%, collateralized
     by investments in marketable securities. (See Note 3)                    9,348          9,994

Equipment financing payable in monthly installments aggregating $1.4 million, including interest. The weighted average interest rate
     at March 31, 2000 was 7.67% collateralized by certain equipment.        46,092         48,691

Construction mortgage payable in monthly installments of $33 including interest at 6%; final payment of $2,952 including interest, is
     due in March, 2012.                                                      4,837          4,895

Demand note payable in monthly installments of $19 plus interest at
     1.25% over prime. The note is due on December 31, 2000.                  1,128          1,206

Line of credit due October 31, 2000 with interest payable monthly
     at prime plus 1.0%                                                         900            900

Term loan payable in monthly installments of $16 plus interest
     at prime.                                                                  609            656

Term loan payable in monthly installments of $16 plus interest
     at prime.                                                                  609            656

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

4. Debt Obligations - (Continued)


                                                                           March 31,     December 31,
                                                                             2000            1999
                                                                           ---------     ------------
Term loan payable in monthly installments of $1.1 including
   interest at 11%.                                                              43             46

Bonds payable                                                                51,250         51,250
                                                                           --------       --------
Total debt obligations                                                      322,166        318,044

Less current debt obligations                                               264,816        268,294
                                                                           --------       --------
Net long-term debt obligations                                             $ 57,350       $ 49,750
                                                                           ========       ========

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

Debt Covenants and Other Matters

On January 21, 2000, the Revolving Credit Agreement was amended to make available to the Company $10.0 million in the form of a second term loan. This first amendment provides that the second term loan mature on June 30, 2000. The first amendment provides that the revolving credit facility, the letter of credit issued under the Revolving Credit Agreement and the first and second term loans are collateralized by first mortgages on the Company's vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding Corporation and Subsidiaries and all trade and tenant receivable balances. The first amendment also requires the total amount of the loans outstanding to be guaranteed by the Company's non-consolidated affiliated companies and requires the Company's principal stockholder to guarantee $10.0 million of the loans outstanding. The loans have been further collateralized by junior liens on certain of the Company's and its non-consolidated affiliated companies' assets.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

4. Debt Obligations - (Continued)

As of March 31, 2000, the Company was in default with certain provisions of the Revolving Credit Agreement and its loan agreements related to its industrial revenue bonds, the indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor.

On July 14, 2000, the Company executed a second amendment to its Revolving Credit Agreement which extends the maturity date of the revolving credit facility and the term loans to June 30, 2001 provided that the Company makes certain mandatory repayments on various dates through June 30, 2001. The mandatory repayments shall reduce on a prorata basis the revolving credit facility and the term loans. The amendment provides that interest shall be payable on a monthly basis at prime plus 1.25% on all amounts outstanding and further provides for, among other things, a revision of financial covenants and a waiver of all defaults existing under the Revolving Credit Agreement on the date of execution of the second amendment.

Except with respect to the obligations payable under the Revolving Credit Agreement, the Company remains in default under its debt obligations as of the date of filing this Form 10-Q. As a result of these defaults and because the banks, bondholders and trustees have the right to accelerate the Company's indebtedness to each of them, all of the Company's long-term debt obligations, with the exception of $57,350 payable under the Revolving Credit Agreement, have been reclassified as a current liability.

The prime rate noted in certain loan agreements at March 31, 2000 and December 31, 1999 was 9.50% and 8.50%, respectively.

Substantially all assets are pledged as collateral for the Company's indebtedness.

5. Commitments and Contingencies and Other Matters

Commitments

At March 31, 2000 and December 31, 1999, Holt was contingently liable for outstanding standby letters of credit in the amount of $6,325. See "National Union Fire Insurance Company" discussed below.

Withdrawal Liability

Holt relocated NPR's northeastern port of call from Elizabeth, New Jersey to Philadelphia, Pennsylvania, a move designed to consolidate operations. As a result of the move, the Company has been advised by counsel that it could trigger a future withdrawal liability that could approximate $12.8 million. While the Company has several options to mitigate this potential claim, it has accrued its estimate of the maximum exposure at this time.

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

To date, the Company has received $8.0 million from its insurance carrier and has recorded an insurance claim receivable of $8.4 million at March 31, 2000 and December 31, 1999, which represents direct incremental costs

                     THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)

5. Commitments and Contingencies and Other Matters - (Continued)

incurred in connection with insurable incidents for which the Company expects to be reimbursed by the insurance carrier.

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


5. Commitments and Contingencies and Other Matters - (Continued)

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

City of Gloucester
The Company along with other related parties are named as defendants in a lawsuit which was filed by the City of Gloucester ("the City") on February 14, 2000. The City alleges that the Company is in default under a loan agreement entered into between the Company and the City and seeks payment of the remaining balance outstanding of $4.8 million, plus accrued interest and attorney fees. The City also alleges that the Company and a related party are in violation of a Redeveloper's Agreement and certain leases for property currently occupied by the Company and seeks to terminate the lease and recover for the rent remaining to be paid under the leases as well as for damages for breach of contract.

                     THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)


5. Commitments and Contingencies and Other Matters - (Continued)

The Company and other defendants have filed an answer to the City and intend to vigorously defend this suit. The Company is unable to determine the outcome or to reasonably estimate the amount of loss, if any, with respect to this matter at this time.

Guarantees

A governmental authority owns a building located on Holt's Gloucester Marine Terminal which was financed through the issuance of tax-exempt bonds. The building has been leased to a Holt related party. Holt has guaranteed the tenant's lease payments aggregating $18,500 through April 2024. The guarantee is secured by a mortgage lien on the Gloucester Marine Terminal which is subordinate to the senior mortgage debt and on a parity with the remaining mortgage debt.

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

A governmental authority has issued $6.1 million of its Refunding Bonds for the benefit of one of the non-consolidated affiliates all of which is outstanding at March 31, 2000. The bonds bear an interest rate of 8.95% and mature on December 15, 2018. Repayment of bond indebtedness is guaranteed by Holt and the non-consolidated affiliates. The bonds and the guarantee are secured by a mortgage granted by Holt and the non-consolidated affiliate on their respective interests in the Gloucester Facility.

As of March 31, 2000, the Company is in default with certain financial covenants for each of the above discussed bond transactions as a result of which the lessee and the non-consolidated affiliates are in default under the lease and loan agreements, respectively. As a result of these covenant defaults, the trustee under the tax-exempt bonds and for each of these bond transactions has the right to accelerate the Company's guarantee obligation. The Company intends to request waivers of its financial covenant defaults, but there can be no assurance that these waivers can be obtained.

The Company has guaranteed various equipment loans entered into by Express Equipment Rental, a Holt related party ("Express") with various financial institutions. The equipment purchased by Express with the proceeds of these loans is being leased to the Company. The loans bear interest at varying rates ranging from 8.21% to 10.28% and mature at various dates through 2004. The terms of the leases for this equipment provide that, among other things, the lease payments are sufficient to repay the amounts outstanding under the loan agreements. The amount of loans outstanding on March 31, 2000 is $4.4 million.

Vessel Financings

Certain of the Company's subsidiaries have guaranteed obligations of Christian Holdings (Luxembourg) S.A. ("CHL") in connection to its ownership of two modern refrigerated cargo vessels (the "Vessels"). CHL owns these Vessels in an equal partnership with a German shipping company. These Vessels call from time to time at the Company's terminals carrying palletized perishable products from various points of origin throughout the world. In relation to the above, Holt Cargo Systems, Inc. guaranteed a loan made between Commerzbank and CHL in the original amount of $2,760. The bank has indicated that it is willing to extend the maturity date of the loan from January 31, 2000 to March 31, 2001. CHL is currently in the process of completing these negotiations. The balance of the loan on March 31, 2000 was $830.

                     THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)


5. Commitments and Contingencies and Other Matters - (Continued)

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

6. Non-Consolidated Affiliate Transactions

Holt transacts business with companies which are 100% or majority owned by Holt's principal stockholder. These transactions include providing advances to and from those affiliated companies. These advances do not bear interest.

Holt also provided services and goods to these companies which include stevedoring services, rental of warehouse space and building and equipment repairs. At March 31, 2000 and December 31, 1999, $25,691 and $25,406,
respectively, was due to Holt in connection with net advances made and services performed on behalf of certain non-consolidated affiliates. At March 31, 2000 and December 31, 1999, $9,666 and $9,782 was due to certain non-consolidated affiliates in connection with net advances and services received. Revenue for these services totaled $84 and $5 for the three months ended March 31, 2000 and 1999, respectively. These companies provided services to Holt which included rental of warehouse space, building and equipment repairs and management services. Expenses for these services totaled $121 and $109 for the three months ended March 31, 2000 and 1999, respectively .


7. Other Related Party Transactions

Leases

For the three months ended March 31, 2000 and 1999, Holt leased property and equipment from a Holt related party under a non-cancelable lease which expires December 30, 2000 and which is renewable through 2040 pursuant to four 10-year renewal options. Rental expense under this lease totaled $650 and $652 for the three months ended March 31, 2000 and 1999, respectively.

Account Receivable - Trade

At March 31, 2000 and December 31, 1999, Account Receivable, Trade includes $3.8 and $3.3 million, net of reserves of $5.0 million, due from a Holt related party.

Corporate Services

Holt has an agreement to purchase general and administrative support services from SLS Services, Inc. ("SLS"). SLS is controlled by certain directors of Holt who are relatives of Holt's sole shareholder. Expense for these services totaled $2,145 and $2,767 for the three months ended March 31, 2000 and 1999, respectively.

In the normal course of business, Holt performs services for SLS. At March 31, 2000 and December 31, 1999, Receivables tenants includes $472 and $931, respectively, due from SLS.

Other Receivables

At March 31, 2000 and December 31, 1999, "Other Noncurrent Receivables" included $2,828 and $4,913, respectively, due from SLS and other companies owned by shareholders of SLS.

                     THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)


7. Other Related Party Transactions - (Continued)

Agreements

During 1998, Holt has entered into an Option to Purchase and Development Agreement with Delaware Avenue Enterprises, Inc. (DEL), a Holt related party. Pursuant to the agreement, Holt paid $8 million to DEL to acquire an option to purchase 11.5 acres of property located on the Delaware River in Philadelphia (the "Premises") for a price equal to 120% of any sum expended by DEL to improve and develop the Premises for use by Holt in its future operations. The option expired on December 31, 2013. The cost of the option is included in "Noncurrent Receivables Other" in the accompanying balance sheet.

In connection with the agreement, the Company loaned $10 million in 1998 and an additional $4.0 million in 1999 in exchange for promissory notes, collectively, (the "Notes"). The Notes bear interest at 1% over the prime rate and mature on the earlier of December 31, 2013 or the date on which Holt exercises its option and purchases the Premises. The Notes are secured by a mortgage and security agreement on the Premises and a contiguous 28-acre site. The Notes are included in "Noncurrent Receivables Other" in the accompanying balance sheet.

On July 14, 2000, DEL borrowed $14.0 million which was used to repay the Notes. The Company used the repayment proceeds to pay interest on its senior unsecured notes, repay debt on its Revolving Credit Agreement and intends to use the remainder for general working capital purposes. In conjunction with the transaction, the Company terminated its $8.0 million Option to Purchase and Development Agreement with DEL and will record this charge to earnings in the second quarter of 2000.

                     THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)

7. Non-Guarantor Subsidiary

RFD and Emerald, are not guarantors under the $140.0 million Senior Notes (See note 4). The guarantor subsidiaries are wholly owned by HGI and provide joint and several guarantees on the Senior Notes. Additionally, The Holt Group, Inc. ("HGI") has no operations or assets other than its investment in subsidiaries. Accordingly, the Company has not presented separate financial statements and other disclosures concerning the subsidiary guarantors as management has determined that such information is not material to investors.

As of March 31, 2000 and March 31, 1999 and for each of the three month periods then ended, summarized financial information is as follows:

                                                         March 31, 2000
                       ----------------------------------------------------------------------------------------
                                      Subsidiary
                          HGI         Guarantors         RFD        Emerald     Eliminations      Consolidated
                       -----------   --------------  ------------ ------------ --------------   ----------------
                                                        Non-Guarantors
Current assets           $    395        $ 73,583     $ 33,367      $ 1,048       $      -            $108,393
Non-current assets        286,441         286,805        3,925       33,766       (294,977)            315,960
Current liabilities       154,911         145,087        9,367       35,499              -             344,864
Non-current liabilities    57,350          87,110       21,041        2,696        (88,577)             79,620


                                                Three Months Ended March 31, 2000
                       ----------------------------------------------------------------------------------------
                                      Subsidiary
                          HGI         Guarantors         RFD        Emerald     Eliminations      Consolidated
                       -----------   --------------  ------------ ------------ --------------   ----------------
                                                        Non-Guarantors
Revenue                    $   10         $88,171        $   -       $2,965       $(10,840)           $ 80,306
Operating income (loss)    (1,032)         (2,907)          (3)         760              -              (3,182)
Net income (loss)          (6,034)         (4,011)        (295)          11              -             (10,329)

                                                      March 31, 1999 (restated)
                       ----------------------------------------------------------------------------------------
                                      Subsidiary
                          HGI         Guarantors         RFD        Emerald     Eliminations      Consolidated
                       -----------   --------------  ------------ ------------ --------------   ----------------
                                                        Non-Guarantors
Current assets           $  5,565        $132,247      $31,264      $   962      $    (246)           $169,792
Non-current assets        285,075         179,766        3,925       42,224       (190,299)            320,691
Current liabilities       203,141         155,655        8,878       44,393           (246)            411,821
Non-current liabilities         -         103,526       24,816            -       (107,560)             20,782


                                             Three Months Ended March 31, 1999 (restated)
                       ----------------------------------------------------------------------------------------
                                      Subsidiary
                          HGI         Guarantors         RFD        Emerald     Eliminations      Consolidated
                       -----------   --------------  ------------ ------------ --------------   ----------------
                                                        Non-Guarantors
Revenue                  $ 14,014        $ 99,124          $ -      $ 2,214      $ (22,225)           $ 93,127
Operating income                -          24,673            -          129        (14,014)             10,788
Net income (loss)           9,314          10,268         (244)        (737)       (14,014)              4,587

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Position and Results of Operation for the Three Months Ended March 31, 1999

During April 2000, the Company became aware of the accounting impact of the existence of certain Company guarantees of the indebtedness of related companies which had not been previously considered in the preparation of its financial statements for the three months ended March 31, 1999. The existence of those guarantees resulted in covenant defaults under certain Company debt agreements. As a result of these defaults, $206.4 million of indebtedness under the defaulted agreements should have been presented in the Company's March 31, 1999 balance sheet as current liabilities rather than long-term liabilities.

The assets, liabilities and results of operations of Emerald Equipment Leasing, Inc., a related party Special-purpose Entity, should have been consolidated into the Company's financial statements, which would have resulted in $41.4 million additional total assets and $44.4 million additional total liabilities at March 31, 1999 and would have reduced net income and comprehensive income by $0.7 million as compared to the amounts previously presented. In addition, revenues, income from operations and net income for the three months ended March 31, 1999 have been adjusted to reflect revenue adjustments of $2.2 million.

The following information should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes thereto included in
Item 1 of this Quarterly Report, and the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K filed on August 4, 2000.

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

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the Company's actual operating results in thousands of dollars and as a percentage of total revenues:

                                                Three Months Ended
                                                     March 31,
                                   -------------------------------------------
                                                                  restated
                                            2000                    1999
                                   -------------------      ------------------
                                      $            %           $           %
                                   --------      -----      -------      -----

Operating revenues                   72,589       90.4       76,597       82.3
Rental income                         2,589        3.2       11,069       11.9
Other revenues                        5,044        6.3        5,456        5.9
Revenues from non-consolidated
   affiliates                            84          -            5          -
                                   --------      -----      -------      -----
Total revenues                       80,306      100.0       93,127      100.0
                                   --------      -----      -------      -----

Operating expenses
Terminal                             26,125       32.5       25,649       27.5
General and administrative           15,525       19.3       15,525       16.7
Equipment maintenance                 7,878        9.8        8,385        9.0
Insurance and safety                  1,749        2.2        1,302        1.4
Vessel                                9,872       12.3        9,893       10.6
Transportation                       14,646       18.2       14,379       15.4
Depreciation and amortization         6,978        8.7        6,992        7.5
Other operating expenses                715        0.9          214        0.2
                                   --------      -----      -------      -----
Total operating expenses             83,488      104.0       82,339       88.4
                                   --------      -----      -------      -----

Operating income (loss)            $ (3,182)      (4.0)     $10,788       11.6
                                   --------      -----      -------      -----

Interest expense, net                 7,147        8.9        6,189        6.6

Net income (loss)                  $(10,329)     (12.9)     $ 4,587        4.9
                                   ========      =====      =======      =====
Calculation of EBITDA (1):
   Operating income                  (3,182)      (4.0)      10,788       11.6
   Depreciation and amortization      6,978        8.7        6,992        7.5

                                   --------      -----      -------      -----
   EBITDA                          $  3,796        4.7      $17,780       19.1
                                   ========      =====      =======      =====

(1) The term EBITDA as used herein represents operating income plus depreciation and amortization, adjusted to exclude certain non-recurring revenues and expenses. EBITDA has been presented because the Company believes it is commonly used in this or a similar format by investors to analyze and compare operating performance and to determine a company's ability to service and/or incur debt. However, EBITDA should not be considered in isolation or as a substitute for net income, cash flow from operations or any other measure of income or cash flow that is prepared in accordance with generally accepted accounting principles, or as a measure of a company's profitability or liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the related notes thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Revenues
Total revenues decreased to $80.3 million, for the three months ended March 31, 2000 from $93.1 million for the three months ended March 31, 1999, a decrease of $12.8 million, or 13.8%.

Operating revenues decreased to $72.6 million, for the three months ended March 31, 2000 from $76.6 million for the three months ended March 31, 1999, a decrease of $4.0 million, or 5.2%.

The decrease in operating revenues was partially due to a decrease in ocean revenue of approximately $6.4 million. While southbound volume for the three month period ended March 31, 2000 decreased by 16.5% over the comparable period for 1999, which resulted in an $8.0 million decrease in southbound revenue. The average southbound revenue per unit increased slightly by 1.1%. The Company experienced a 7.4% increase in northbound volume and an increase in revenue per unit of 9.7% for the three months ended March 31, 2000 compared to the comparable period for 1999 which resulted in a $1.9 million increase in northbound revenue. Inter-island volume and revenue were relatively flat for the three month period ended March 31, 2000 compared to the same period during 1999. The Company continues to experience weak southbound volumes and competitive pressure in rates which is expected to continue to impact the Company's revenues for the foreseeable future.

Operating revenues were further adversely affected by a $1.4 million decrease in stevedoring revenue for the three month period ended March 31, 2000 at the Company's Packer Avenue Marine Terminal (PAMT).

Decreases in operating revenues were partially offset by increased third party stevedoring revenues of $2.9 million from the Company's San Juan facilities as well as an increase of $0.9 million of revenue at the Port of Wilmington.

Rental income decreased to $2.6 million for the three months ended March 31, 2000 from $11.1 million for the three months ended March 31, 1999, a decrease of $8.5 million, or 76.6 %. The decrease was primarily due to revisions of the lease contracts with the Lessee-Operators at the Gloucester Facility which went into effect on October 1, 1999. Tenant revenue is currently being realized at an annualized rate of $9.0 million for the year 2000 due to the revisions of the lease contracts with the Lessee-Operators.

Other revenue decreased to $5.0 million for the three months ended March 31, 2000 from $5.5 million for the three months ended March 31, 1999, a decrease of $0.5 million, or 7.6%.

Terminal Expenses
Terminal expenses increased to $26.1 million for the three months ended March 31, 2000 from $25.7 million for the three months ended March 31, 1999, an increase of $0.5 million, or 1.9%.

This increase was is partially attributable to increases of $0.6 million and $1.0 million for salary and benefits as a result of increased container volume at the Company's Wilmington and San Juan Facilities, respectively. This increase offset by is partially attributable to a $1.7 million reduction in expenses associated with reduced container volume handled by NPR.

Equipment Maintenance Expense
Equipment maintenance expenses decreased to $7.9 million for the three months ended March 31, 2000 from $8.4 million for the three months ended March 31, 1999, an increase of $0.5 million, or 6.0%.

This decrease was due to lower maintenance costs as a result of decreased ocean revenues discussed above.

Insurance and Safety Expenses
Insurance and safety expenses increased to $1.8 million for the three months ended March 31, 2000, from $1.3 million for the three months ended March 31, 1999, an increase of $0.5 million, or 21.2 %. This increase was attributable to increased coverage for new equipment, which was acquired to replace older equipment and increased costs for certain of the insurance coverage carried by the Company.

Interest Expense
Interest expense increased to $7.1 million for the three months ended March 31, 2000 from $6.2 million for the three months ended March 31, 1999, an increase of $0.9 million, or 15.5%.

During the first quarter of 2000, the Company borrowed $10.0 million in the form of a second term loan for working capital purposes. The Company also increased its borrowings under its revolving credit by $3.0 million during the first quarter of 2000. The Company also repaid $8.8 million of indebtedness during the first quarter of 2000 which included a $5.4 million reduction on the Company's revolving credit facility.

Further increases occurred as result of a 175 basis point increase in the prime rate of interest during the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

Net Income(loss)
Net Income decreased to ($10.3) million for the three months ended March 31, 2000 from $4.6 million for the three months ended March 31, 1999, a decrease of $14.9 million.

The changes in net income was attributable to the changes in revenues and expenses as discussed above.

EBITDA
EBITDA decreased to $3.8 million for the three months ended March 31, 2000 from $17.8 million for the three months ended March 31, 1999, an increase of $14.0 million.

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

The Company continues to incur net losses and its ability to continue as a going concern is dependent upon the successful restructuring of certain of its obligations, the ability to generate sufficient cash from operations, the sale of non-core assets, and the satisfactory resolution of certain commitments and contingencies. To date, the Company has made all required debt service and vendor payments.

As of March 31, 2000, the Company was in default of certain provisions of its Revolving Credit Agreement, its loan agreements related to its industrial revenue bonds, its indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor. Except with respect to its obligations under the Revolving Credit Agreement, the Company remains in default under the remainder of its debt obligations as of the date of filing this Form 10-Q.

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

As part of its plan to increase its liquidity, during July 2000, the Company received proceeds of $14.0 million on outstanding promissory notes with DEL (see
Item 13 "Certain Relationships and Related Transactions") of which $2.0 million was used to permanently reduce amount due under the Company's revolving credit facility and $6.8 million was used to pay interest due on the Company's senior notes. The remaining proceeds of $5.2 million have been and will be used to fund working capital requirements.

During August 2000, the Company sold its entire interest in Atlantic Container Line AB ("ACL") for $44.4 million. In accordance with the provisions of its term loan agreement with its foreign bank and the second amendment to the Revolving Credit Agreement, proceeds from the sale of the ACL stock were used to fully repay its foreign term loan and to repay a portion of its revolving credit facility.

As of March 31, 2000, the Company had outstanding $322.2 million of consolidated indebtedness, consisting of (i) $140.0 million principal amount of the Senior Notes and (ii) $182.2 million of senior secured indebtedness.

Cash Flows

For the three months ended March 31, 2000, net cash from operating, investing and financing activities was sufficient for the Company to satisfy all debt service requirements and to make the necessary capital acquisitions and improvements.

Cash used by the Company in operating activities was approximately breakeven. While the Company reported a net loss for the three months ended March 31, 2000, of $10.3 million, included in this loss were non-cash charges from depreciation of $7.0 million. Funds provided by operating activities included a decrease of $14.0 million for payments received for trade and tenant receivables.

Funds used in operating activities included a net reduction in accounts payable and accrued expenses of $8.8 million as well as a $1.3 million reduction of other noncurrent liabilities.

Net cash provided by financing activities was $4.5 million. On January 21, 2000, the Revolving Credit Agreement was amended to make available to the Company $10.0 million in the form of a second term loan. In addition, the Company also reduced its borrowings under its revolving credit facility by $2.4 million. The Company incurred borrowings of $0.6 million for new equipment and repaid $3.4 million of other bank and equipment notes for the three months ended March 31, 2000.

Commitments and Contingencies

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

Legal Proceedings

As discussed under Part 2 Item 1, the Company is party to various legal proceedings which if adversely decided, would have a material adverse effect on the Company's financial position.

IMPACT OF YEAR 2000 ON THE COMPANY'S SYSTEMS

The Company did not experience any material interruptions of business as a result of the Year 2000 computer problem.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in June 1999. SFAS No. 138, which also amended SFAS No. 133, was issued in June 2000. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. The Company does not currently use derivative financial instruments and does not expect the adoption of Statement No. 137 and 138 to have a material impact on the Company's financial position, results of operations or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin 101 (SAB 101) - Revenue Recognition in Financial Statements, as amended, which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin specifies that revenue should not be recognized until it is realized or realizable and earned. The Company is required to adopt SAB 101 in the fourth quarter of 2000, and its adoption is not expected to have an impact on the Company's financial position, results of operations, earnings per share or cash flows.

Item 3  Quantitative and Qualitative Disclosure About Market Risk

The Company does not use derivative financial instruments to manage interest rate risk. At March 31, 2000, the Company had $80.1 million of floating-rate debt outstanding. A 1% increase in interest rates would increase annual interest expense by approximately $801,000. The Company's exposure to currency exchange risk has been immaterial through March 31, 2000.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

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


Item 2. Changes in Securities:  None

Item 3. Defaults Upon Senior Securities:

As of March 31, 2000, the Company was in default with certain provisions of the Revolving Credit Agreement and its loan agreements related to its industrial revenue bonds, the indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor.

The amount of indebtedness in default at March 31, 2000 was $362.5 million which includes corporate guarantees of $40.3 million.

On July 14, 2000, the Company executed a second amendment to its Revolving Credit Agreement which provides for, among other things, a revision of financial covenants and a wavier of all defaults existing under the Revolving Credit Agreement on the date of execution of the second amendment.

The Company intends to request waivers of its financial covenant defaults and a revision of its financial covenants. The Company cannot give any assurances that its lenders will agree to the Company's requests. Unless the Company is able to revise its financial covenants, the Company believes that it will be unable to comply with such financial covenants at each measurement date throughout the period ending June 30, 2001.


Item 4. Submission of Matters to a Vote of Security Holders:  None

Item 5. Other Information:                                    None

Item 6. Exhibits and Reports on Form 8-K:

(a)      Exhibits

Exhibit                             Description
Number                              of Exhibit
-------                             -----------

27.1                                Financial Data Schedule


(b)  Reports on Form 8-K:

     For the three months ending March 31, 2000, the Company filed the following Current Report on Form 8-K: April 26, 2000, reporting Item 5 - Other Events.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE HOLT GROUP, INC
                                        (Registrant)


DATE: September 8, 2000                 BY: /s/ Thomas J. Holt, Sr.
                                        ----------------------------------
                                        Thomas J. Holt, Sr.
                                        Chief Executive Officer



DATE: September 8, 2000                 BY: /s/ William J. Streich
                                        ----------------------------------------
                                        William J. Streich
                                        Chief Financial Officer