Form 10-Q
period 2000-06-30
HOLT GROUP INC
filed 2000-09-08
CIK 1059888

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                                   (Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 2000
                                     -------------
                                       OR

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ________________ to ____________________


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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                             ----

The total number of shares of common stock, par value $.01 per share, outstanding as of September 6, 2000 was 100. The Registrant has no other class of common stock outstanding.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                Page No.
                                                                                                --------
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999           1-2

         Unaudited Consolidated Statements of Income (Loss)
         for the Six months ended of June 30, 2000 and of June 30, 1999                                3

         Unaudited Consolidated Statements of Comprehensive Income (Loss)
         for the Six months ended of June 30, 2000 and of June 30, 1999                                4

         Unaudited Consolidated Statements of Stockholder's Equity for the
         Six months ended June 30, 2000                                                                5

         Unaudited Consolidated Statements of Cash Flows for the Six months
         ended June 30, 2000 and June 30, 1999                                                       6-7

         Notes to Consolidated Financial Statements                                                 8-19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                 20-27

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                    27


Part II  OTHER INFORMATION                                                                         28-30

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

                                                             June 30,           December 31,
                                                               2000                 1999
                                                            -----------         ------------
                                                            (Unaudited)          (Audited)

                                                        (Dollars in thousands, except share data)
Assets

Current assets
   Cash                                                      $  3,509            $  2,331
   Marketable securities                                       37,873              33,369
   Receivables, net
      Trade                                                    43,144              46,225
      Tenants                                                  11,330              15,082
      Other                                                     5,231               7,299
   Fuel and supplies                                            2,845               2,693
   Prepaid expenses                                             6,178               5,607
   Other current assets                                         1,287                  96
                                                             --------            --------
      Total current assets                                    111,397             112,702
                                                             --------            --------

Property, plant and equipment, net of accumulated
   depreciation and amortization                              225,083             234,912
                                                             --------            --------

Other assets
   Receivables, other                                          18,221              25,713
   Receivables, tenants                                        10,035              14,229
   Investments                                                  2,925               2,925
   Unamortized financing costs                                  2,983               3,071
   Other                                                        9,433               9,562
   Insurance claim receivable                                   8,366               8,366
   Receivables from non-consolidated affiliates                25,872              25,406
                                                             --------            --------
      Total other assets                                       77,835              89,272
                                                             --------            --------

                                                             $414,315            $436,886
                                                             ========            ========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)

                                                              June 30,            December 31,
                                                                2000                 1999
                                                             ---------            ------------
                                                            (Unaudited)            (Audited)

                                                        (Dollars in thousands, except share data)

Liabilities and Stockholder's Equity

Current liabilities:
   Debt obligations                                          $ 327,739             $ 268,294
   Accounts payable                                             48,993                55,084
   Payroll taxes payable                                         3,859                 3,589
   Accrued expenses                                             23,559                24,603
   Payments in excess of billings                                4,659                 4,145
                                                             ---------             ---------
      Total current liabilities                                408,809               355,715
                                                             ---------             ---------

                                                             ---------             ---------
   Debt obligations, net of current maturities                    --                  49,750
                                                             ---------             ---------

Payables to non-consolidated affiliates                         11,172                 9,782
                                                             ---------             ---------

Other long-term liabilities                                     12,466                12,369
                                                             ---------             ---------

Commitments and Contingencies

Stockholder's equity:
   Common stock, par value $.01, authorized 1,000
      shares, issued and outstanding 100 shares                   --                    --
   Additional paid-in capital                                    1,131                 1,131
   Retained earnings (deficit)                                 (11,035)               11,543
   Accumulated other comprehensive (loss)                       (8,228)               (3,404)
                                                             ---------             ---------
      Total stockholder's equity (deficit)                     (18,132)                9,270
                                                             ---------             ---------

                                                             $ 414,315             $ 436,886
                                                             =========             =========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                               June 30,
                                                    ----------------------------          ----------------------------
                                                       2000               1999               2000               1999
                                                                        restated                              restated
                                                    ---------          ---------          ---------          ---------

                                                                        (Dollars in thousands)
Revenue
   Operating                                        $  77,395          $  74,704          $ 149,984          $ 151,301
   Rental income                                        2,595              7,488              5,184             18,557
   Other                                                3,196              3,776              8,240              9,232
   Revenue from non-consolidated affiliates                 5                  4                 89                  9
                                                    ---------          ---------          ---------          ---------
      Total revenues                                   83,191             85,972            163,497            179,099
                                                    ---------          ---------          ---------          ---------

Operating expenses
   Terminal                                            25,923             23,813             52,048             49,462
   General and administrative                          15,564             16,348             31,089             31,873
   Equipment maintenance                                8,855              9,157             16,733             17,542
   Insurance and safety                                 2,068              1,299              3,817              2,601
   Vessel                                               9,949              9,495             19,821             19,388
   Transportation                                      15,388             14,527             30,034             28,906
   Depreciation and amortization                        7,373              6,948             14,351             13,940
   Operating taxes and licenses                           302                129                896                234
   Charges from non-consolidated affiliates               104                170                225                279
                                                    ---------          ---------          ---------          ---------
      Total operating expenses                         85,526             81,886            169,014            164,225
                                                    ---------          ---------          ---------          ---------

Income (loss) from operations                          (2,335)             4,086             (5,517)            14,874
                                                    ---------          ---------          ---------          ---------
Interest expense, net                                   7,192              7,332             14,339             13,521
                                                    ---------          ---------          ---------          ---------

Other income (expense)
   Gain on sale of property and equipment                 (14)                 3                (14)                 3
   Loss on disposition of purchase option              (8,000)              --               (8,000)              --
   Dividends received                                   5,567              3,062              5,567              3,062
   Realized foreign exchange loss                          19                 (9)                19                (21)
                                                    ---------          ---------          ---------          ---------
      Total other income                               (2,428)             3,056             (2,428)             3,044
                                                    ---------          ---------          ---------          ---------

Net income (loss)                                   $ (11,955)         $    (190)         $ (22,284)         $   4,397
                                                    =========          =========          =========          =========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                            --------------------------          --------------------------
                                                             2000              1999               2000              1999
                                                                              restated                            restated
                                                            --------          --------          --------          --------

                                                            (Dollars in thousands)
Net income (loss)                                           $(11,955)         $   (190)         $(22,284)         $  4,397
                                                            --------          --------          --------          --------

Other comprehensive income (loss):
   Foreign exchange translation adjustments                      151                67               696               245
   Changes in market value on marketable securities           (5,913)             (487)           (5,520)           (4,656)
                                                            --------          --------          --------          --------
      Total other comprehensive (loss)                        (5,762)             (420)           (4,824)           (4,411)
                                                            --------          --------          --------          --------

Total other comprehensive income (loss)                     $(17,717)         $   (610)         $(27,108)         $    (14)
                                                            ========          ========          ========          ========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                   AND FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                      Common                                                         Accumulated
                                      Stock           Common         Additional                         Other            Total
                                    Number of         Stock            Paid-in        Retained      Comprehensive     Stockholder's
                                      Shares          Amount           Capital        Earnings      Income (Loss)        Equity
                                    ---------        --------        ----------       --------      -------------     -------------

                                                              (Dollars in thousands, except share data)

Balance, January 1, 2000                 100         $   --           $  1,131        $ 11,543         $ (3,404)        $  9,270
Net (loss)                                                                             (22,284)                          (22,284)
Foreign exchange adjustments                                                                                696              696
Change in market value of
   marketable securities                                                                                 (5,520)          (5,520)
Dividends paid                                                                            (294)                             (294)
                                    --------         --------         --------        --------         --------         --------

Balance,
June 30, 2000 (unaudited)                100         $   --           $  1,131        $(11,035)        $ (8,228)        $(18,132)
                                    ========         ========         ========        ========         ========         ========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                  2000              1999
                                                                                                  restated
                                                                                --------          --------

                                                                                   (Dollars in thousands)
Cash flows from operating activities
  Net income (loss)                                                             $(22,284)         $  4,397
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
     Depreciation and amortization                                                14,351            13,940
    Allowance for doubtful accounts                                                 (563)            2,922
    Loss on sale of property and equipment                                            14                (3)
    Loss of disposition of purchase option                                         8,000              --
    Amortization of gain on sale/leaseback                                           (39)             --
  Change in assets and liabilities
      (Increase) decrease in assets
       Trade receivables                                                           3,644             6,432
       Tenants receivables                                                         7,946               692
        Fuel and supplies                                                           (152)             (289)
        Prepaid expenses                                                            (571)             (926)
       Other current assets                                                       (1,191)           (1,200)
       Other assets                                                                   83              (140)
       Insurance claim receivable                                                   --              (5,096)
      Increase (decrease) in liabilities
       Accounts payable                                                           (6,644)           (8,290)
       Payroll taxes payable                                                         270               138
       Accrued expenses                                                             (492)           (5,099)
       Payments in excess of billings                                                514               708
       Other noncurrent liabilities                                                  136             1,552
                                                                                --------          --------
Net cash provided by operating activities                                          3,022             9,738
                                                                                --------          --------

Cash flow from  investing activities
    Proceeds from sale of property and equipment                                      70                 3
    Purchases of  marketable securities                                          (10,024)           (9,303)
    Purchases and construction of property, plant and equipment                     (989)           (3,511)
    Capitalized overhaul costs                                                    (3,301)             (245)
    Decrease (increase) in other receivables                                       1,560               996
    Decrease (increase) in receivables from non-consolidated affiliates             (466)            1,381
    (Decrease) increase in payables to non-consolidated affiliates                 1,390            (4,223)
                                                                                --------          --------
Net cash (used in) investing activities                                          (11,760)          (14,902)
                                                                                --------          --------

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             --------------------------
                                                                               2000             1999
                                                                                               restated
                                                                             --------          --------

                                                                                (Dollars in thousands)

Cash flow from financing activities
    Financing costs                                                              (181)             --
    Proceeds from debt obligations                                             23,894            23,531
    Payments on debt obligations                                              (13,503)           (5,975)
    Dividends paid                                                               (294)           (5,616)
                                                                             --------          --------
Net cash provided by financing activities                                       9,916            11,940
                                                                             --------          --------

Net  increase (decrease) in cash                                                1,178             6,776
Cash, at beginning of year                                                      2,331             4,826
                                                                             --------          --------

Cash, at end of period                                                       $  3,509          $ 11,602
                                                                             ========          ========
Supplemental disclosures of cash flow information
  Cash paid during the year for interest, net of amounts capitalized         $ 13,309          $ 13,448
                                                                             ========          ========

Non-cash investing and financing activities
  Change in market value of marketable securities                            $ (5,520)         $ (4,656)
  Unrealized foreign exchange gain                                                696               245


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

Operating results for the six month period ended June 30, 2000 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in Holt's Form 10-K filed with the SEC on August 4, 2000.

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

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

1. Business And Basis Of Presentation - (Continued)

As of June 30, 2000, the Company was in default with certain covenant provisions with respect to its industrial revenue bonds, its indenture for the senior unsecured notes and other equipment and bank loan agreements and intends to request waivers of its financial covenant defaults and a revision of its financial covenants. The Company cannot give any assurances that its lenders will agree to the Company's requests. Unless the Company is able to revise its financial covenants, the Company believes that it will be unable to comply with such financial covenants at each measurement date throughout the period ending June 30, 2001. (see Note 4)

Recent Accounting Pronouncements

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

Reclassifications

Certain amounts in the December 31, 1999 and June 30, 1999 financial statements have been reclassified to conform to the June 30, 2000 presentation.

2. Combination of Emerald Equipment Leasing

During April 2000, the Company became aware of the accounting impact of the existence of certain Company guarantees of the indebtedness of related companies which had not been previously considered in the preparation of its financial statements for the six months ended June 30, 1999. The existence of those guarantees resulted in covenant defaults under certain Company debt agreements. As a result of these defaults, $205.9 million of indebtedness under the defaulted agreements should have been presented in the Company's June 30, 1999 balance sheet as current liabilities rather than long-term liabilities.

The assets, liabilities and results of operations of Emerald Equipment Leasing, Inc., a related party Special-purpose Entity, should have been consolidated into the Company's financial statements, which would have resulted in $39.9 million additional total assets and $43.8 million additional total liabilities at June 30, 1999 and would have reduced net income and comprehensive income by $1.3 million as compared to the amounts previously presented.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

3. Marketable Securities Available for Sale

During August 2000, the Company sold its entire interest in Atlantic Container Line AB ("ACL") for $44.4 million. As a result of the sale, the Company's stockholder's equity will increase by $9.9 million as a result of the elimination of the cumulative unrealized holding losses previously recognized by the Company, partially offset by, a loss of approximately $5.8 million on the sale of the ACL stock. The net increase in stockholder's equity resulting from the sale of the ACL stock was approximately $4.1 million.

In accordance with the provisions of its term loan agreement with its foreign bank and the second amendment to the Revolving Credit Agreement, proceeds from the sale of the ACL stock were used to fully repay its foreign term loan and to repay a portion of its revolving credit facility (see Note 4).

Marketable securities available-for-sale and other cost investments were as follows:

                                     June 30,                                       December 31,
                                       2000                                             1999
                      ----------------------------------------         ----------------------------------------
                                    Unrealized                                       Unrealized
                                      Holding                                          Holding
                       Cost *         (Loss)            Total            Cost        Gain (Loss)         Total
                      -------         -------          -------         -------       -----------        -------
Stock - ACL           $47,791         $(9,933)         $37,858         $23,509         $ 2,515          $26,024

Options - ACL            --              --               --            13,672          (6,928)           6,744

Other                      15            --                 15             601            --                601
                      -------         -------          -------         -------         -------          -------

 Total                $47,806         $(9,933)         $37,873         $37,782         $(4,413)         $33,369
                      =======         =======          =======         =======         =======          =======


* Net of margin loan of $2.4 million, repaid in full during August 2000.

Dividends declared for the six months ended June 30, 2000 and for year ended December 31, 1999 were $5,567 and $3,062, respectively.

The Company's term loan with its foreign bank (see Note 4) was amended on April 3, 2000, to provide for an increase from NOK 80.0 million ($9.5 million) to NOK
205.0 million ($24.2 million) for purposes of acquiring additional ACL shares. The amendment provided that the loan be reduced to NOK 145.0 million ($16.9 million) on June 30, 2000 and that any subsequent pay-down of the term loan may be reborrowed provided that the outstanding balance of the loan does not exceed NOK 145.0 million and that the loan to market value of the ACL shares does not exceed 45%.

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

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

4. Debt Obligations

At June 30, 2000 and December 31, 1999 the Company's debt obligations consist of the following:

                                                                                   June 30,           December 31,
                                                                                     2000                1999
                                                                                   --------           ------------
Revolving credit facility under the Revolving Credit Agreement, due on June 30, 2001 with interest payable monthly at prime plus 3/4, collateralized by the vessels, assignment of insurance claims regarding
   Hurricane Georges, capital stock of NPR Holding Corporation and Subsidiaries and all trade and tenant
   receivable balances.                                                            $ 41,650              $42,500

Term loan under the Revolving Credit Agreement, due the earlier of the finalization of the insurance claim regarding Hurricane Georges or June 30,
   2001 with interest payable monthly at prime plus 3/4% collateralized by the vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding Corporation and Subsidiaries and all trade and tenant
   receivable balances.                                                              17,250               17,250

Term loan under the Revolving Credit Agreement, due the earlier of the finalization of the insurance claim regarding Hurricane Georges or June 30,
   2001 with interest payable monthly at prime plus 1.25% collateralized by the vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding Corporation and Subsidiaries and all trade and tenant
   receivable balances.                                                              10,000              ---0---

Senior unsecured notes due in January 2006 with interest at 9.75% payable
   semiannually.                                                                    140,000              140,000

Term loan payable to a foreign bank, due December 30, 2000 with interest payable quarterly at LIBOR plus 2.50%, collateralized by investments in marketable
   securities. (See Note 3)                                                          16,712                9,994

Equipment financing payable in monthly installments aggregating $1.4 million, including interest. The weighted average interest rate at June 30, 2000 was
   7.82% collateralized by certain equipment.                                        42,945               48,691

Construction mortgage payable in monthly installments of $33 including interest
   at 6%; final payment of $2,952 including interest, is due in March, 2012.          4,796                4,895

Demand note payable in monthly installments of $19 plus interest at 1.25%
   over prime. The note is due December 31, 2000.                                     1,069                1,206

Line of credit due October 31, 2000 with interest payable monthly at prime
   plus 1.0%                                                                            900                  900

Term loan payable in monthly installments of $16 plus interest at prime.                563                  656

Term loan payable in monthly installments of $16 plus interest at prime.                563                  656

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

4. Debt Obligations - (Continued)


                                                                 June 30,        December 31,
                                                                   2000              1999
                                                                 --------        ------------
Term loan payable in monthly installments of $1.1 including
   interest at 11%.                                              $     41          $     46

Bonds payable                                                      51,250            51,250
                                                                 --------          --------

Total debt obligations                                            327,739           318,044

Less current debt obligations                                     327,739           268,294
                                                                 --------          --------

Net long-term debt obligations                                   $---0---          $ 49,750
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

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

4. Debt Obligations - (Continued)

As of June 30, 2000, the Company was in default with certain provisions of the Revolving Credit Agreement and its loan agreements related to its industrial revenue bonds, the indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor.

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

Except with respect to the obligations under the Revolving Credit Agreement, the Company remains in default under its debt obligations as of the date of filing this Form 10-Q. As a result of these defaults and because the banks, bondholders and trustees have the right to accelerate the Company's indebtedness to each of them all of the Company's long-term debt obligations have been reclassified as a current liability.

The prime rate noted in certain loan agreements at June 30, 2000 and December 31, 1999 was 9.50% and 8.50%, respectively.

Substantially all assets are pledged as collateral for the Company's indebtedness.


5. Commitments and Contingencies and Other Matters

Commitments

At June 30, 2000 and December 31, 1999, Holt was contingently liable for outstanding standby letters of credit in the amount of $6,325. See "National Union Fire Insurance Company" discussed below.

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

To date, the Company has received $8.0 million from its insurance carrier and has recorded an insurance claim receivable of $8.4 million at June 30, 2000 and December 31, 1999, which represents direct incremental costs

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

5. Commitments and Contingencies and Other Matters - (Continued)

incurred in connection with insurable incidents for which the Company expects to be reimbursed by the insurance carrier.

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

A governmental authority has issued $6.1 million of its Refunding Bonds for the benefit of one of the non-consolidated affiliates all of which is outstanding at June 30, 2000. The bonds bear an interest rate of 8.95% and mature on December 15, 2018. Repayment of bond indebtedness is guaranteed by Holt and the non-consolidated affiliates. The bonds and the guarantee are secured by a mortgage granted by Holt and the non-consolidated affiliate on their respective interests in the Gloucester Facility.

As of June 30, 2000, the Company is in default with certain financial covenants for each of the above discussed bond transactions as a result of which the lessee and the non-consolidated affiliates are in default under the lease and loan agreements, respectively. As a result of these covenant defaults, the trustee under the tax-exempt bonds and for each of these bond transactions has the right to accelerate the Company's guarantee obligation. The Company intends to request waivers of its financial covenant defaults, but there can be no assurance that these waivers can be obtained.

The Company has guaranteed various equipment loans entered into by Express Equipment Rental, a Holt related party ("Express") with various financial institutions. The equipment purchased by Express with the proceeds of these loans is being leased to the Company. The loans bear interest at varying rates ranging from 8.21% to 10.28% and mature at various dates through 2004. The terms of the leases for this equipment provide that, among other things, the lease payments are sufficient to repay the amounts outstanding under the loan agreements. The amount of loans outstanding on June 30, 2000 is $4.0 million.

Vessel Financings

Certain of the Company's subsidiaries have guaranteed obligations of Christian Holdings (Luxembourg) S.A. ("CHL") in connection to its ownership of two modern refrigerated cargo vessels (the "Vessels"). CHL owns these Vessels in an equal partnership with a German shipping company. These Vessels call from time to time at the Company's terminals carrying palletized perishable products from various points of origin throughout the world. In relation to the above, Holt Cargo Systems, Inc. guaranteed a loan made between Commerzbank and CHL in the original amount of $2,760. The bank has indicated that it is willing to extend the maturity date of the loan from January 31, 2000 to June 30, 2001. CHL is currently in the process of completing these negotiations. The balance of the loan on June 30, 2000 was $830.

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

Holt also provided services and goods to these companies which include stevedoring services, rental of warehouse space and building and equipment repairs. At June 30, 2000 and December 31, 1999, $25,872 and $25,406,
respectively, was due to Holt in connection with net advances made and services performed on behalf of certain non-consolidated affiliates. At June 30, 2000 and December 31, 1999, $9,666 and $11,172 was due to certain non-consolidated affiliates in connection with net advances and services received. Revenue for these services totaled $89 and $9 for the six months ended June 30, 2000 and 1999, respectively. These companies provided services to Holt which included rental of warehouse space, building and equipment repairs and management services. Expenses for these services totaled $225 and $279 for the six months ended June 30, 2000 and 1999, respectively .


7. Other Related Party Transactions

Leases

For the six months ended June 30, 2000 and 1999, Holt leased property and equipment from a Holt related party under a non-cancelable lease which expires December 30, 2000 and which is renewable through 2040 pursuant to four 10-year renewal options. Rental expense under this lease totaled $1,273 and $1,390 for the six months ended June 30, 2000 and 1999, respectively.

Account Receivable - Trade

At June 30, 2000 and December 31, 1999, Account Receivable, Trade includes $4.5 and $3.3 million, net of reserves of $5.0 million, due from a Holt related party.

Corporate Services

Holt has an agreement to purchase general and administrative support services from SLS Services, Inc. ("SLS"). SLS is controlled by certain directors of Holt who are relatives of Holt's sole shareholder. Expense for these services totaled $4,863 and $4,999 for the six months ended June 30, 2000 and 1999, respectively. In the normal course of business, Holt performs services for SLS. At June 30, 2000 and December 31, 1999, Receivables tenants includes $510 and $931, respectively, due from SLS.

Other Receivables

At June 30, 2000 and December 31, 1999, "Other Noncurrent Receivables" included $2,619 and $4,913, respectively, due from SLS and other companies owned by shareholders of SLS.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

7. Other Related Party Transactions - (Continued)

Agreements

During 1998, Holt has entered into an Option to Purchase and Development Agreement with Delaware Avenue Enterprises, Inc. (DEL), a Holt related party. Pursuant to the agreement, Holt paid $8.0 million to DEL to acquire an option to purchase 11.5 acres of property located on the Delaware River in Philadelphia (the "Premises") for a price equal to 120% of any sum expended by DEL to improve and develop the Premises for use by Holt in its future operations.

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

On July 14, 2000, DEL borrowed $14.0 million which was used to repay the Notes. The Company used the repayment proceeds to pay interest on its senior unsecured notes, repay debt on its Revolving Credit Agreement and intends to use the remainder for general working capital purposes. In conjunction with the transaction, the Company terminated its $8.0 million Option to Purchase and Development Agreement with DEL and recorded this charge to earnings in the second quarter of 2000.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

8. Non-Guarantor Subsidiary

RFD and Emerald, are not guarantors under the $140.0 million Senior Notes (See note 3). The guarantor subsidiaries are wholly owned by HGI and provide joint and several guarantees on the Senior Notes. Additionally, The Holt Group, Inc. ("HGI") has no operations or assets other than its investment in subsidiaries. Accordingly, the Company has not presented separate financial statements and other disclosures concerning the subsidiary guarantors as management has determined that such information is not material to investors.

As of June 30, 2000 and June 30, 1999 and for each of the six month periods then ended, summarized financial information is as follows:

                                                          June 30, 2000
                         -------------------------------------------------------------------------------------
                                        Subsidiary
                            HGI         Guarantors       RFD        Emerald    Eliminations       Consolidated
                         --------       ----------    --------      -------    ------------       ------------
                                                         Non-Guarantors
Current assets           $    669        $ 70,942     $ 38,858      $   928      $       -          $111,397
Non-current assets        306,169         413,853        7,580       31,669       (456,353)          302,918
Current liabilities       160,355         141,071       16,738       33,295              -           351,459
Non-current liabilities    78,568         226,063       23,655        2,654       (249,952)           80,988

                                                  Six Months Ended June 30, 2000
                         -------------------------------------------------------------------------------------
                                        Subsidiary
                            HGI         Guarantors       RFD        Emerald    Eliminations       Consolidated
                         --------       ----------    --------      -------    ------------       ------------
                                                          Non-Guarantors
Revenue                  $      -        $179,091     $      -      $ 5,881      $ (21,475)         $163,497
Operating income (loss)    (2,509)         (4,453)         (53)       1,484              -            (5,531)
Net income (loss)         (12,685)          6,938        4,903           35        (21,475)          (22,284)

                                                     June 30, 1999 (restated)
                         -------------------------------------------------------------------------------------
                                        Subsidiary
                            HGI         Guarantors       RFD        Emerald    Eliminations       Consolidated
                         --------       ----------    --------      -------    ------------       ------------
                                                         Non-Guarantors
Current assets           $    754        $116,562     $ 30,776      $   921      $    (246)         $148,767
Non-current assets        293,115         302,428        3,925       38,970       (310,317)          328,121
Current liabilities       207,449         143,210        8,818       42,268           (246)          401,499
Non-current liabilities         2         109,299       22,138        1,509       (109,618)           23,330


                                               Six Months Ended June 30, 1999 (restated)
                         -------------------------------------------------------------------------------------
                                        Subsidiary
                           HGI          Guarantors       RFD        Emerald    Eliminations       Consolidated
                         --------       ----------    --------      -------    ------------       ------------
                                                        Non-Guarantors
Revenue                  $ 24,405        $191,077     $      -      $ 4,428      $ (40,811)         $179,099
Operating income (loss)    22,147          16,697          (32)         486        (24,424)           14,874
Net income (loss)          13,295          14,238        2,579       (1,291)       (24,424)            4,397

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Position and Results of Operation for the Six Months Ended June 30, 1999

During April 2000, the Company became aware of the accounting impact of the existence of certain Company guarantees of the indebtedness of related companies which had not been previously considered in the preparation of its financial statements for the six months ended June 30, 1999. The existence of those guarantees resulted in covenant defaults under certain Company debt agreements. As a result of these defaults, $205.9 million of indebtedness under the defaulted agreements should have been presented in the Company's June 30, 1999 balance sheet as current liabilities rather than long-term liabilities.

The assets, liabilities and results of operations of Emerald Equipment Leasing, Inc., a related party Special-purpose Entity, should have been consolidated into the Company's financial statements, which would have resulted in $39.9 million additional total assets and $43.8 million additional total liabilities at June 30, 1999 and would have reduced net income and comprehensive income by $1.3 million as compared to the amounts previously presented. In addition, revenues, income from operations and net income for the six months ended June 30, 1999 have been adjusted to reflect revenue adjustments of $4.0 million.

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

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the Company's actual operating results in thousands of dollars and as a percentage of total revenues:

                                               Three Months Ended                               Six Months Ended
                                                     June 30,                                        June 30,
                                   -------------------------------------------     ------------------------------------------
                                                                  restated                                      restated
                                            2000                    1999                    2000                   1999
                                   -------------------      ------------------     -------------------    -------------------
                                      $            %           $           %          $            %          $           %
                                   --------      -----      -------      -----     --------      -----    --------      -----
Operating revenues                   77,395       93.0       74,704       86.9      149,984       91.7     151,301       84.5
Rental income                         2,595        3.1        7,488        8.7        5,184        3.2      18,557       10.4
Other revenues                        3,196        3.8        3,776        4.4        8,240        5.0       9,232        5.2
Revenues from non-consolidated
   affiliates                             5          -            4          -           89          -           9        0.0
                                   --------      -----      -------      -----     --------      -----    --------      -----
Total revenues                       83,191      100.0       85,972      100.0      163,497      100.0     179,099      100.0
                                   --------      -----      -------      -----     --------      -----    --------      -----

Operating expenses
Terminal                             25,923       31.2       23,813       27.7       52,048       31.8      49,462       27.6
General and administrative           15,564       18.7       16,348       19.0       31,089       19.0      31,873       17.8
Equipment maintenance                 8,855       10.6        9,157       10.7       16,733       10.2      17,542        9.8
Insurance and safety                  2,068        2.5        1,299        1.5        3,817        2.3       2,601        1.5
Vessel                                9,949       12.0        9,495       11.0       19,821       12.1      19,388       10.8
Transportation                       15,388       18.5       14,527       16.9       30,034       18.4      28,906       16.1
Depreciation and amortization         7,373        8.9        6,948        8.1       14,351        8.8      13,940        7.8
Other operating expenses                406        0.5          299        0.3        1,121        0.7         513        0.3
                                   --------      -----      -------      -----     --------      -----    --------      -----
Total operating expenses             85,526      102.8       81,886       95.2      169,014      103.4     164,225       91.7
                                   --------      -----      -------      -----     --------      -----    --------      -----

Operating income (loss)              (2,335)      (2.8)       4,086        4.8       (5,517)      (3.4)     14,874        8.3
                                   --------      -----      -------      -----     --------      -----    --------      -----

Interest expense, net                 7,192        8.6        7,332        8.5       14,339        8.8      13,521        7.5

Net income (loss)                  $(11,955)     (14.4)     $  (190)      (0.2)    $(22,284)     (13.6)   $  4,397        2.5
                                   ========      =====      =======      =====     ========      =====    ========      =====

Calculation of EBITDA (1):
   Operating income                  (2,335)      (2.8)       4,086        4.8       (5,517)      (3.4)     14,874        8.3
   Depreciation and amortization      7,373        8.9        6,948        8.1       14,351        8.8      13,940        7.8
                                   --------      -----      -------      -----     --------      -----    --------      -----
   EBITDA                          $  5,038        6.1      $11,034       12.8     $  8,834        5.4    $ 28,814       16.1
                                   ========      =====      =======      =====     ========      =====    ========      =====

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

RESULTS OF OPERATIONS

Revenues
Total revenues decreased to $163.5 million, for the six months ended June 30, 2000 from $179.1 million for the six months ended June 30, 1999, a decrease of $15.6 million, or 8.7%.

Total revenues decreased to $83.2 million, for the three months ending June 30, 2000 from $86.0 million for the three months ending June 30, 1999, a decrease of $2.8 million, or 3.2%.

Operating revenues decreased to $150.0 million, for the six months ended June 30, 2000 from $151.3 million for the six months ended June 30, 1999, a decrease of $1.3 million, or 0.9%.

Operating revenues increased to $77.4 million, for the three months ended June 30, 2000 from $74.7 million for the three months ended June 30, 1999, a increase of $2.7 million, or 3.2%.

The increase in operating revenues for the second quarter ending June 30, 2000 was due a $2.1 million increase in volume at the Company's Packer Avenue Facility as well as a $3.8 million increase in volume at the Company's San Juan Facility. These increases were partially offset by a $3.7 million decrease in ocean revenues. Southbound volume for the three month period ended June 30, 2000 decreased by approximately 12.0% over the comparable period for 1999, which resulted in a $4.5 million decrease in southbound revenue. The average southbound revenue per unit increased slightly by 3.2%. The Company experienced a decrease in northbound volume of approximately 1.1% and an increase in revenue per unit of 8.4% for the three months ended June 30, 2000 compared to the comparable period for 1999 which resulted in a $0.8 million increase in northbound revenue. Inter-island volume and revenue were relatively flat for the three month period ended June 30, 2000 compared to the same period during 1999. The Company operating revenues at the Port of Wilmington were flat for the second quarter ending June 30, 2000. The Company continues to experience competitive pressure in rates which is expected to continue to impact the Company's revenues for the foreseeable future.

Rental income decreased to $2.6 million for the three months ended June 30, 2000 from $7.5 million for the three months ended June 30, 1999, a decrease of $4.9 million, or 65.3%.

Rental income decreased to $5.2 million for the six months ended June 30, 2000 from $18.6 million for the six months ended June 30, 1999, a decrease of $13.4 million, or 72.1%.

The three and six months decreases were primarily due to revisions of the lease contracts with the Lessee-Operators at the Gloucester Facility which went into effect on October 1, 1999. Tenant revenue is currently being realized at an annualized rate of $9.0 million for the year 2000 due to the revisions of the lease contracts with the Lessee-Operators.

Other revenue decreased to $8.2 million for the six months ended June 30, 2000 from $9.2 million for the six months ended June 30, 1999, a decrease of $1.0 million, or 10.7%.

Other revenue decreased to $3.2 million for the three months ended June 30, 2000 from $3.8 million for the three months ended June 30, 1999, a decrease of $0.6 million, or 15.4%.

Operating Expenses

Operating expenses increased to $169.0 million for the six months ended June 30, 2000 from $164.2 million for the six months ended June 30, 1999, an increase of $4.8 million, or 2.9%.

Operating expenses increased to $85.5 million for the three months ended June 30, 2000 from $81.9 million for the three months ended June 30, 1999, an increase of $3.6 million, or 4.4%.

Increases in operating expenses was partially attributable to terminal increases of $1.8 million for salary and benefits for resulting from increased volume at the Company's San Juan Facility for the three months ending June 30, 2000 over the comparable period for 1999.

General and administrative expenses for the three months ended June 30, 2000 decreased $0.8 primarily as a result of salary and benefits reductions which went into effect during 1999 and are currently being realized.

Insurance and safety and transportation costs for the three months ended June 30, 2000 increased by $0.8 million and $0.9 million, respectively, over the comparable period for 1999.

The remaining operating expenses were flat for the three months ended June 30, 2000 over the comparable period for 1999.

Interest Expense
Interest expense decreased to $7.2 million for the three months ended June 30, 2000 from $7.3 million for the three months ended June 30, 1999, an decrease of $0.1 million, or 1.9%.

Interest expense increased to $14.3 million for the six months ended June 30, 2000 from $13.5 million for the six months ended June 30, 1999, an increase of $0.8 million, or 6.0%.

For the six months ended June 30, 2000, the Company borrowed $10.0 million in the form of a second term loan for working capital purposes which resulted in additional interest expense of $0.4 million over the comparable period for 1999. Further increases occurred as result of a 175 basis point increase in the prime rate of interest during the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

Net Income(loss)
Net (loss) decreased to ($12.0) million for the three months ended June 30, 2000 from $(0.2) million for the three months ended June 30, 1999, a decrease of $11.8 million.

Net income (loss) decreased to ($22.3) million for the six months ended June 30, 2000 from $4.4 million for the three months ended June 30, 1999, a decrease of $26.7 million.

The changes in net income was attributable to the changes in revenues and expenses as discussed above. In addition and as discussed in Note 7 of the consolidated financial statements, the Company recognized an $8.0 million loss during the second quarter of 2000 in connection with the termination of its Option to Purchase and Development Agreement.

EBITDA
EBITDA decreased to $5.0 million for the three months ended June 30, 2000 from $11.0 million for the three months ended June 30, 1999, a decrease of $6.0 million.

EBITDA decreased to $8.8 million for the six months ended June 30, 2000 from $28.8 million for the six months ended June 30, 1999, a decrease of $20.0 million.

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

As of June 30, 2000, the Company was in default of certain provisions of its Revolving Credit Agreement, its loan agreements related to its industrial revenue bonds, its indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor. Except with respect to its obligations under the Revolving Credit Agreement, the Company remains in default under the remainder of its debt obligations as of the date of filing this Form 10-Q.

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

As part of its plan to increase its liquidity, during July 2000, the Company received proceeds of $14.0 million on outstanding promissory notes with DEL (see
Note 7 to the consolidated financial statements) of which $2.0 million was used to permanently reduce amount due under the Company's revolving credit facility and $6.8 million was used to pay interest due on the Company's senior notes. The remaining proceeds of $5.2 million have been and will be used to fund working capital requirements.

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

As of June 30, 2000, the Company had outstanding $327.8 million of consolidated indebtedness, consisting of (i) $140.0 million principal amount of the Senior Notes and (ii) $187.8 million of senior secured indebtedness.

Cash Flows

For the six months ended June 30, 2000, net cash from operating, investing and financing activities was sufficient for the Company to satisfy all debt service requirements and to make the necessary capital acquisitions and improvements.

Cash provided by operating activities was $3.0 million. While the Company reported a net loss for the six months ended June 30, 2000, of $22.3 million, included in this loss were non-cash charges from depreciation of $14.4 million as well a $8.0 million non-cash charge for the loss disposition on the Company's Option to Purchase and Development Agreement. Funds provided by operating activities included a decrease of $11.6 million for payments received for trade and tenant receivables.

Funds used in operating activities included a net reduction in accounts payable and accrued expenses of $7.1 million.

Net cash used in investing activities was $11.8 which was primarily attributable to the exercise of 1.5 million ACL purchase options during second quarter of 2000.

Net cash provided by financing activities was $9.9 million. On January 21, 2000, the Revolving Credit Agreement was amended to make available to the Company $10.0 million in the form of a second term loan. In addition, the Company also increased its borrowings under its foreign term loan by $8.9 million in connection with the exercise of ACL purchase options. The Company reduced its revolving credit facility by $0.9 million. The Company incurred borrowings of $0.6 million for new equipment and repaid $8.1 million of other bank and equipment notes for the six months ended June 30, 2000.

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

Item 3  Quantitative and Qualitative Disclosure About Market Risk

The Company does not use derivative financial instruments to manage interest rate risk. At June 30, 2000, the Company had $87.6 million of floating-rate debt outstanding. A 1% increase in interest rates would increase annual interest expense by approximately $876,000. The Company's exposure to currency exchange risk has been immaterial through June 30, 2000.

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

Item 2. Changes in Securities:   None

Item 3. Defaults Upon Senior Securities:

As of June 30, 2000, the Company is in default with certain provisions of the Revolving Credit Agreement and its loan agreements related to its industrial revenue bonds, the indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor.

The amount of indebtedness in default at June 30, 2000 was $367.7 million which includes corporate guarantees of $39.9 million.

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

Item 4. Submission of Matters to a Vote of Security Holders:  None

Item 5. Other Information:                                    None

Item 6. Exhibits and Reports on Form 8-K:

(a)  Exhibits

Exhibit                             Description
Number                              of Exhibit
-------                             ------------

27.1                                Financial Data Schedule


(b)  Reports on Form 8-K:

     For the three months ending June 30, 2000, the Company filed the following Current Report on Form 8-K: April 26, 2000, reporting Item 5 - Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE HOLT GROUP, INC
                                        (Registrant)


DATE: September 8, 2000                      By: /s/ Thomas J. Holt, Sr.
                                                --------------------------------
                                                Thomas J. Holt, Sr.
                                                Chief Executive Officer




DATE: September 8, 2000                      By: /s/ William J. Streich
                                                --------------------------------
                                                William J. Streich
                                                Chief Financial Officer