Form 10-Q
period 2000-09-30
HOLT GROUP INC
filed 2000-11-14
CIK 1059888

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended September 30, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from                 to
                                   ---------------   --------------


                        Commission file number 333-52599

                              The Holt Group, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                    23-2932358
(State or other jurisdiction of                             (IRS Employer
Incorporation or organization)                              Identification No.)

101 South King Street, Gloucester City New Jersey           08030
(Address of principal executive offices)                    (Zip Code)

(856) 742-3000
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

The total number of shares of common stock, par value $.01 per share, outstanding as of November 14, 2000 was 100. The Registrant has no other class of common stock outstanding.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page No.
                                                                                                        -------
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999              1-2

         Unaudited Consolidated Statements of Income (Loss)
         for the Nine months ended of September 30, 2000 and of September 30, 1999                             3

         Unaudited Consolidated Statements of Comprehensive Income (Loss)
         for the Nine months ended of September 30, 2000 and of September 30, 1999                             4

         Unaudited Consolidated Statements of Stockholder's Equity for the
         Nine months ended September 30, 2000                                                                  5

         Unaudited Consolidated Statements of Cash Flows for the Nine months
         ended September 30, 2000 and September 30, 1999                                                     6-7

         Notes to Consolidated Financial Statements                                                         8-19

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                         20-27

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                            27


Part II  OTHER INFORMATION                                                                                 28-31

Item 1. Legal Proceedings
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               September 30,       December 31,
                                                                   2000               1999
                                                               -------------      ------------
                                                                (Unaudited)        (Audited)

                                                           (Dollars in thousands, except share data)
Assets
Current assets
   Cash                                                        $   3,217            $   2,331
   Marketable securities                                               -               33,369
   Receivables, net
      Trade                                                       42,048               46,225
      Tenants                                                     14,688               15,082
      Other                                                        5,247                7,299
   Fuel and supplies                                               3,115                2,693
   Prepaid expenses                                                5,203                5,607
   Other current assets                                            7,301                   96
                                                               ---------            ---------
      Total current assets                                        80,819              112,702
                                                               ---------            ---------

Property, plant and equipment, net of accumulated
   depreciation and amortization                                 221,605              234,912
                                                               ---------            ---------

Other assets
   Receivables, other                                              5,313               25,713
   Receivables, tenants                                            7,353               14,229
   Investments                                                     2,925                2,925
   Unamortized financing costs                                     2,896                3,071
   Other                                                           9,233                9,562
   Insurance claim receivable                                      8,366                8,366
   Receivables from non-consolidated affiliates                   25,649               25,406
                                                               ---------            ---------
      Total other assets                                          61,735               89,272
                                                               ---------            ---------

                                                               $ 364,159            $ 436,886
                                                               =========            =========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                                                                  September 30,          December 31,
                                                                      2000                  1999
                                                                   ------------         ------------
                                                                   (Unaudited)           (Audited)

                                                             (Dollars in thousands, except share data)
Liabilities and Stockholder's Equity
Current liabilities:
   Debt obligations                                                  $ 289,686           $ 268,294
   Accounts payable                                                     42,985              55,084
   Payroll taxes payable                                                 3,381               3,589
   Accrued expenses                                                     26,700              24,603
   Payments in excess of billings                                        4,799               4,145
                                                                     ---------           ---------
      Total current liabilities                                        367,551             355,715
                                                                     ---------           ---------

Debt obligations, net of current maturities                                  -              49,750
                                                                     ---------           ---------

Payables to non-consolidated affiliates                                 11,343               9,782
                                                                     ---------           ---------

Other long-term liabilities                                             12,506              12,369
                                                                     ---------           ---------

Commitments and Contingencies

Stockholder's equity:
   Common stock, par value $.01, authorized 1,000
      shares, issued and outstanding 100 shares                              -                   -
   Additional paid-in capital                                            1,131               1,131
   Retained earnings (deficit)                                         (28,434)             11,543
   Accumulated other comprehensive income (loss)                            62              (3,404)
                                                                     ---------           ---------
      Total stockholder's equity (deficit)                             (27,241)              9,270
                                                                     ---------           ---------

                                                                     $ 364,159           $ 436,886
                                                                     =========           =========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended                     Nine Months Ended
                                                            September 30,                          September 30,
                                                 -------------------------------------  -------------------------------------
                                                       2000               1999                2000                1999
                                                                        restated                                restated
                                                 -----------------  ------------------  -----------------   -----------------
                                                                           (Dollars in thousands)
Revenue
   Operating                                          $ 73,277          $ 76,258           $ 223,261          $ 227,559
   Rental income                                         2,671             5,409               7,855             23,966
   Other                                                 2,484             4,599              10,724             13,831
   Revenue from non-consolidated affiliates                  -                85                  89                 94
                                                     ---------         ---------           ---------          ---------
      Total revenues                                    78,432            86,351             241,929            265,450
                                                     ---------         ---------           ---------          ---------

Operating expenses
   Terminal                                             26,575            25,788              78,623             75,250
   General and administrative                           14,473            23,837              45,562             55,710
   Equipment maintenance                                 7,346             8,171              24,079             25,713
   Insurance and safety                                  2,280             1,815               6,097              4,416
   Vessel                                               10,148             9,468              29,969             28,856
   Transportation                                       14,274            14,381              44,308             43,287
   Depreciation and amortization                         7,227             7,444              21,578             21,384
   Operating taxes and licenses                            379               192               1,275                426
   Charges from non-consolidated affiliates                 79               138                 304                417
                                                     ---------         ---------           ---------          ---------
      Total operating expenses                          82,781            91,234             251,795            255,459
                                                     ---------         ---------           ---------          ---------

Income (loss) from operations                           (4,349)           (4,883)             (9,866)             9,991
                                                     ---------         ---------           ---------          ---------
Interest expense, net                                    8,540             7,005              22,879             20,526
                                                     ---------         ---------           ---------          ---------

Other income (expense)
   Gain on sale of property and equipment                  266                11                 252                 14
   Loss on sale of investment                           (5,872)                -              (5,872)                 -
   Loss on disposition of purchase option                    -                 -              (8,000)                 -
   Dividends received                                        -                 -               5,567              3,062
   Realized foreign exchange gain (loss)                 2,325                 -               2,344                (21)
   Other non-operating                                  (1,220)                -              (1,220)                 -
                                                     ---------         ---------           ---------          ---------
      Total other income (expense)                      (4,501)               11              (6,929)             3,055
                                                     ---------         ---------           ---------          ---------

Net (loss)                                           $ (17,390)        $ (11,877)          $ (39,674)         $  (7,480)
                                                     =========         =========           =========          =========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                       ----------------------------------  ----------------------------------
                                                            2000              1999              2000              1999
                                                                            restated                            restated
                                                       ----------------  ----------------  ----------------  ----------------
                                                                              (Dollars in thousands)
Net (loss)                                                 $ (17,390)      $ (11,877)          $ (39,674)      $  (7,480)
                                                           ---------       ---------           ---------       ---------

Other comprehensive income (loss):
   Foreign exchange translation adjustments                    2,770            (137)              3,466             108
   Less: reclassification adjustment for
    foreign exchange gain                                     (2,344)              -              (2,344)              -
   Changes in market value on marketable securities                -          (1,130)             (5,520)         (5,786)
   Add: reclassification adjustment for loss on sale
    of investment                                              5,872               -               5,872               -
                                                           ---------       ---------           ---------       ---------
      Total other comprehensive income (loss)                  6,298          (1,267)              1,474          (5,678)
                                                           ---------       ---------           ---------       ---------

Total other comprehensive (loss)                           $ (11,092)      $ (13,144)          $ (38,200)      $ (13,158)
                                                           =========       =========           =========       =========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                      Common                                                   Accumulated           Total
                                      Stock         Common       Additional     Retained          Other          Stockholder's
                                    Number of        Stock        Paid-in       Earnings      Comprehensive         Equity
                                      Shares        Amount        Capital      (Deficit)      Income (Loss)        (Deficit)
                                   ----------      --------      ----------    ---------      -------------      ------------
                                                           (Dollars in thousands, except share data)

Balance, January 1, 2000               100          $ -           $ 1,131      $ 11,543        $ (3,404)           $   9,270
Net (loss)                                                                      (39,674)                             (39,674)
Foreign exchange adjustments                                                                      3,466                3,466
Dividends paid                                                                     (303)                                (303)
                                      ----         ----           -------      --------        --------            ---------

Balance,
September 30, 2000 (unaudited)         100          $ -           $ 1,131     $ (28,434)       $     62            $ (27,241)
                                      ====         ====           =======     =========        ========            =========

See accompanying notes to consolidated financial statements.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                            --------------------------------------
                                                                                  2000                 1999
                                                                                                     restated
                                                                            -----------------    -----------------
                                                                                   (Dollars in thousands)
Cash flows from operating activities
  Net (loss)                                                                     $ (39,674)         $ (7,480)
  Adjustments to reconcile net (loss) to net
    cash (used in) provided by operating activities
    Depreciation and amortization                                                   21,578            21,384
    Allowance for doubtful accounts                                                   (346)           13,325
    Loss on sale of investment                                                       5,872                 -
    Foreign exchange (gain)                                                         (2,344)                -
    (Gain) on sale of property and equipment                                          (252)              (14)
    Loss on disposition of purchase option                                           8,000                 -
    Amortization of gain on sale/leaseback                                             (59)                -
  Change in assets and liabilities
      (Increase) decrease in assets
       Trade receivables                                                             3,848            (6,165)
       Tenants receivables                                                           7,270             4,518
        Fuel and supplies                                                             (422)             (263)
        Prepaid expenses                                                               404            (2,127)
       Other current assets                                                         (7,205)           (1,256)
       Other assets                                                                    260              (225)
       Insurance claim receivable                                                        -            (5,277)
      Increase (decrease) in liabilities
       Accounts payable                                                            (12,099)           (6,892)
       Payroll taxes payable                                                          (208)             (611)
       Accrued expenses                                                              2,096           (10,315)
       Payments in excess of billings                                                  654               586
       Other noncurrent liabilities                                                    196             1,403
                                                                                 ---------          --------
Net cash (used in) provided by operating activities                                (12,431)              591
                                                                                 ---------          --------

Cash flow from  investing activities
    Proceeds from sale of investment                                                41,920                 -
    Proceeds from sale of property and equipment                                     1,105               484
    Purchases of  marketable securities                                            (10,010)           (9,303)
    Purchases and construction of property, plant and equipment                     (8,699)           (5,065)
    Capitalized overhaul costs                                                           -              (257)
    Decrease (increase) in other receivables                                        15,126             5,119
    Decrease (increase) in receivables from non-consolidated affiliates               (243)            1,092
    (Decrease) increase in payables to non-consolidated affiliates                   1,561            (4,086)
                                                                                 ---------          --------
Net cash (used in) provided by investing activities                                 40,760           (12,016)
                                                                                 ---------          --------

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                            --------------------------------------
                                                                                  2000                 1999
                                                                                                     restated
                                                                            -----------------    -----------------
                                                                                   (Dollars in thousands)
Cash flow from financing activities
    Financing costs                                                                 (181)                   -
    Proceeds from debt obligations                                                32,163               25,194
    Payments on debt obligations                                                 (59,122)              (9,433)
    Dividends paid                                                                  (303)              (5,718)
                                                                                --------             --------
Net cash (used in) provided by financing activities                              (27,443)              10,043
                                                                                --------             --------

Net  increase (decrease) in cash                                                     886               (1,382)
Cash, at beginning of year                                                         2,331                4,826
                                                                                --------             --------

Cash, at end of period                                                          $  3,217             $  3,444
                                                                                ========             ========

Supplemental disclosures of cash flow information
  Cash paid during the year for interest, net of amounts capitalized            $ 25,818             $ 23,533
                                                                                ========             ========

Non-cash investing and financing activities
  Change in market value of marketable securities                               $ (4,413)            $ (5,786)
  Unrealized foreign exchange gain                                                   946                  108

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

The consolidated financial statements include Holt's wholly owned subsidiaries, Holt Hauling and Warehousing System, Inc. ("HWC"), Holt Cargo Systems, Inc. ("HCS"), The Riverfront Development Corporation ("RFD"), Murphy Marine Services, Inc. and subsidiary ("MMS"), San Juan International Terminals, Inc. ("SAN"), New-Port Stevedores, Inc. formerly known as SJIT, Inc. ("SJIT"), Borinquen Maintenance, Inc. ("BOR") and NPR Holdings Corporation and subsidiaries, NPR, Inc., NPR-Navieras Receivables, Inc., and NPR S.A., Inc. , collectively, ("NPR") and a combined affiliate, Emerald Equipment Leasing, Inc. ("Emerald").

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

Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the consolidated historical financial statements and notes thereto included in Holt's Form 10-K filed with the SEC on August 4, 2000.

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

In order to address its liquidity needs, the Company has retained professional advisors to assist in developing and implementing its financial restructuring plan along with cashflow projections. In addition, as discussed in Note 4, the Company executed two amendments to its Revolving Credit Agreement. The first amendment, executed on January 21, 2000, resulted in making available to the Company $10.0 million in the form a second term loan for working capital purposes. The second amendment executed on July 14, 2000, provides that the Company makes certain mandatory payments of its obligations under the Revolving Credit Agreement and extends the maturity date of the term loans and the revolving credit facility to June 30, 2001. The second amendment also resulted in, among other things, a revision of financial covenants and a waiver of all defaults under the Revolving Credit Agreement, as amended, existing on the date of execution of the second amendment.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

1. Business and Basis of Presentation - (Continued)

As of September 30, 2000, the Company was in default with certain covenant provisions with respect to its industrial revenue bonds, its indenture for the senior unsecured notes and other equipment and bank loan agreements and intends to request waivers of its financial covenant defaults and a revision of its financial covenants. The Company cannot give any assurances that its lenders will agree to the Company's requests. Unless the Company is able to revise its financial covenants, the Company believes that it will be unable to comply with such financial covenants at each measurement date throughout the period ending September 30, 2001. (see Note 4)

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in September 1999. SFAS No. 138, which also amended SFAS No. 133, was issued in September 2000. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. The Company does not currently use derivative financial instruments and does not expect the adoption of Statement No. 137 and 138 to have a material impact on the Company's financial position, results of operations or cash flows.

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

Reclassifications

Certain amounts in the December 31, 1999 and September 30, 1999 financial statements have been reclassified to conform to the September 30, 2000 presentation.

2. Combination of Emerald Equipment Leasing

During April 2000, the Company became aware of the accounting impact of the existence of certain Company guarantees of the indebtedness of related companies which had not been previously considered in the preparation of its financial statements for the nine months ended September 30, 1999. The existence of those guarantees resulted in covenant defaults under certain Company debt agreements. As a result of these defaults, $205.0 million of indebtedness under the defaulted agreements should have been presented in the Company's September 30, 1999 balance sheet as current liabilities rather than long-term liabilities.

The assets, liabilities and results of operations of Emerald Equipment Leasing, Inc., a related party Special-purpose Entity, should have been consolidated into the Company's financial statements, which would have resulted in $37.5 million additional total assets and $42.2 million additional total liabilities at September 30, 1999 and would have reduced net income and comprehensive income by $1.5 million as compared to the amounts previously presented.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

3. Marketable Securities Available for Sale

During August 2000, the Company sold its entire interest in Atlantic Container Line AB ("ACL") for $41.9 million, net of a margin loan of $2.4 million, and realized a loss of approximately $5.9 million on the sale of the ACL stock.

In accordance with the provisions of its term loan agreement with its foreign bank and the second amendment to the Revolving Credit Agreement, proceeds from the sale of the ACL stock were used to repay its foreign term loan and to repay a portion of its revolving credit facility (see Note 4).

Dividends received for the nine months ended September 30, 2000 and for year ended December 31, 1999 were $5,567 and $3,062, respectively.

4. Debt Obligations

At September 30, 2000 and December 31, 1999, the Company's debt obligations consist of the following:

                                                                                      September 30,        December 31,
                                                                                     ---------------      --------------
                                                                                         2000                  1999
                                                                                        ------                ------
Revolving credit facility under the Revolving Credit Agreement, due on June 30, 2001 with interest payable monthly at prime plus 1.25%, collateralized by the vessels, assignment of insurance claims regarding
   Hurricane Georges, capital stock of NPR Holding Corporation and Subsidiaries and all trade and tenant
   receivable balances.                                                                 $28,993              $42,500

Term loan under the Revolving Credit Agreement, due the earlier of the finalization of the insurance claim regarding Hurricane Georges or June 30,
   2001 with interest payable monthly at prime plus 1.25% collateralized by the vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding Corporation and Subsidiaries and all trade and tenant
   receivable balances.                                                                  14,412               17,250

Term loan under the Revolving Credit Agreement, due the earlier of the finalization of the insurance claim regarding Hurricane Georges or June 30,
   2001 with interest payable monthly at prime plus 1.25% collateralized by the vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding Corporation and Subsidiaries and all trade and tenant
   receivable balances.                                                                   8,355              ---0---

Senior unsecured notes due in January 2006 with
   interest at 9.75%  payable semiannually.                                             140,000              140,000

Term loan payable to a foreign bank, due December 30, 2000 with interest payable quarterly at LIBOR plus 2.50%, collateralized
   by investments in marketable securities. (See Note 3)                                ---0---                9,994

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

4. Debt Obligations - (Continued)

                                                                                      September 30,        December 31,
                                                                                     ---------------      --------------
                                                                                         2000                 1999
                                                                                     ---------------      --------------
Equipment financing payable in monthly installments aggregating $1.4 million, including interest. The weighted average interest rate at September 30, 2000
   was 7.81% collateralized by certain equipment.                                       39,003               48,691

Construction mortgage payable in monthly installments of $33 including interest
   at 6%; final payment of $2,952 including interest, is due in March, 2012.             4,734                4,895

Demand note payable in monthly installments of $19 plus interest
   at 1.25% over prime. The note is due December 31, 2000.                                 969                1,206

Line of credit currently due with interest payable
   monthly at prime plus 1.0%                                                              900                  900

Term loan payable in monthly installments of $16 plus interest at prime.                   516                  656

Term loan payable in monthly installments of $16 plus interest at prime.                   516                  656

Term loan payable in monthly installments of $1.1 including
   interest at 11%.                                                                         38                   46

Bonds payable                                                                           51,250               51,250
                                                                                        ------               ------

Total debt obligations                                                                 289,686              318,044

Less current debt obligations                                                          289,686              268,294
                                                                                       -------              -------

Net long-term debt obligations                                                        $---0---              $49,750
                                                                                      ========              =======

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


Debt Covenants and Other Matters

On January 21, 2000, the Revolving Credit Agreement was amended to make available to the Company $10.0 million in the form of a second term loan. This first amendment provides that the second term loan mature on September 30, 2000. The first amendment provides that the revolving credit facility, the letter of credit issued under the Revolving Credit Agreement and the first and second term loans are collateralized by first mortgages on the Company's vessels, assignment of insurance claims regarding Hurricane Georges, capital stock of NPR Holding Corporation and Subsidiaries and all trade and tenant receivable balances. The first amendment also requires the total amount of the loans outstanding to be guaranteed by the Company's non-consolidated affiliated companies and requires the Company's principal stockholder to guarantee $10.0 million of the loans outstanding. The loans have been further collateralized by junior liens on certain of the Company's and its non-consolidated affiliated companies' assets.

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

As of September 30, 2000, the Company was in default with certain provisions of its loan agreements related to its industrial revenue bonds, the indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor.
As a result of these defaults and because the bondholders, trustees and banks have the right to accelerate the Company's indebtedness to each of them, all of the Company's long-term debt obligations have been reclassified as a current liability.

The prime rate noted in certain loan agreements at September 30, 2000 and December 31, 1999 was 9.50% and 8.50%, respectively.

Substantially all assets are pledged as collateral for the Company's indebtedness.

5. Commitments and Contingencies and Other Matters

Commitments

At September 30, 2000 and December 31, 1999, Holt was contingently liable for outstanding standby letters of credit in the amount of $1,325 and $6,325, respectively. See "National Union Fire Insurance Company" discussed below.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

5. Commitments and Contingencies and Other Matters - (Continued)

The Company is presently involved in pending or threatened litigation arising in the normal course of business as discussed below. While the outcome of this litigation is uncertain at this time, the Company has recorded a liability for the amounts for which it believes it is likely to incur with respect to each matter.

Withdrawal Liability

Holt relocated NPR's northeastern port of call from Elizabeth, New Jersey to Philadelphia, Pennsylvania, a move designed to consolidate operations. As a result of the move, the Company has been advised by counsel that it could trigger a future withdrawal liability that could approximate $12.8 million however, the Company has several options to mitigate this potential claim.

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

To date, the Company has received $8.0 million from its insurance carrier and has recorded an insurance claim receivable of $8.4 million at September 30, 2000 and December 31, 1999, which represents direct incremental costs incurred in connection with insurable incidents for which the Company expects to be reimbursed by the insurance carrier.

On January 14, 2000, the Company filed a complaint against its insurance carrier seeking recovery under its insurance policy for damages in the total amount of the policy, $42.5 million, suffered as a result of the hurricane. The suit was filed in the United States District Court for the District of New Jersey. On March 7, 2000, the carrier filed its answer, which included its affirmative defenses, a counterclaim for declaratory judgement asserting that the Company has not satisfied all of its obligations under the insurance policy and a request that the case be removed to the Federal Court in Puerto Rico. While the defendant has filed a motion to remove the case to Puerto Rico, no hearing to determine the motion has been set by the Judge and discovery in this matter is continuing.

Contingencies

Philadelphia Regional Port Authority
The Company and Astro Holdings, Inc., a related party ("the Plaintiffs") filed a complaint on May 31, 1996 with the Federal Maritime Commission ("FMC") against the Philadelphia Regional Port Authority ("PRPA"), the Port of Philadelphia and Camden ("PPC"), and Pasha Auto Warehousing Inc. ("Pasha") (collectively, the "Defendants"), alleging violations of Section 10 of the Shipping Act of 1984 and Sections 16 and 17 of the Shipping Act of 1916 generally, by engaging in unjust and unreasonable practices, discrimination and unreasonable refusals to deal with and giving unreasonable preferences to others to the detriment of the Plaintiffs .

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

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

5. Commitments and Contingencies and Other Matters - (Continued)

A settlement agreement was entered resolving all claims by and between the Plaintiffs and the DRPA and PPC. As part of the same settlement agreement, the Plaintiffs agreed that they would withdraw their claim against PRPA for monetary damages. The settlement agreement further resolved all other claims except the Plaintiffs' 10(d)(1) conspiracy claim against PRPA and Pasha; and the Company's 10(a)(2) claim against Pasha that the Pasha leases are void ab initio because they were never filed with the FMC. PRPA and Pasha filed motions for summary judgement as to the aforementioned unresolved claims. The motions were denied, and PRPA filed a motion requesting the judge to clarify his order denying the motions. The judge has ruled that no further clarification is necessary. Before resolving the merits of the Plaintiffs' claim, the judge will determine whether the FMC has jurisdiction over Pasha.

Sea Land
NPR and the Company are also defendants in a lawsuit filed in May 1999, in the United States District Court for the District of Puerto Rico (Sea-Land Service, Inc., Piercrane, Inc. v. NPR (Navieras) Inc. et al., No. 99-1420). The plaintiffs seek damages in an amount not less than $50 million to compensate them for damages to their property and business arising out of defendants' alleged negligence and NPR's breach of contract.

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

The parties are currently involved in discovery. A pretrial conference which had been originally scheduled for November 1, 2000 has been cancelled by the court with no new date being set. The Company believes that it is adequately insured for the claims raised by the plaintiffs and intends to vigorously defend the claims asserted.

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

On September 21, 2000, the District Court granted summary judgment in favor of the Board of Commissioners for $1,869 plus costs and interest based upon annual lease cancellation payments of $623 each due December 31 for the years 1997, 1998 and 1999. NPR filed a motion for reconsideration of the Court's determination which was denied on November 8, 2000. NPR is appealing the matter to the Fifth Circuit.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

5. Commitments and Contingencies and Other Matters - (Continued)

National Union Fire Insurance Company
On February 15, 2000, National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union") filed before a panel of arbitrators in New York (the "Panel") a formal claim for $21.9 million against the Company. The amount claimed by National Union is allegedly due under various indemnification agreements entered into between the Company and National Union and related to the Company's workmen's compensation program for the period February 1, 1989 through December 17, 1996. In its statement of the case, National Union claims that the Company is obligated to pay National Union for unpaid loss reimbursements, additional fees, indemnification of certain assessments made against National Union by the Department of Labor and additional cash reserves to cover future payments to be made by National Union. The suit also seeks the posting of additional security by the Company for certain of the years wherein National Union provided workmen's compensation coverage. The arbitration hearing for this matter has been scheduled for the week of February 26, 2001.

On July 13, 2000, the Company was ordered by the Panel to increase the amount of collateral to secure any potential liability it may have to National Union in the form of letters of credit by $6.8 million for a total of $11.8 million. The Panel also permitted National Union to present and to be paid the original letter of credit posted as collateral in the amount of $5.0 million which National Union has done. The Company has not yet posted the remaining $6.8 million letter of credit as required by the Panel and may be unable to do so. National Union has filed a petition in Federal Court to confirm the arbitrators' award and a hearing date of December 1, 2000 has been set by the Court to hear the matter.

The Company continues to have settlement discussions with National Union. The Company is analyzing the claim and is preparing to defend it vigorously.

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

The City has filed a motion for summary judgment for payment of the balance of the note. Oral argument and reargument has been heard on the motion. The Court has declined to rule on the motion until the Company has been provided with an opportunity to take discovery. The Company has tendered what it believes to be the late charges due under the loan agreement and has also tendered an additional sum to be held in the City's Attorney's trust account, which sum represents the difference between the City's calculated late charges and the Company's calculated late charges. In addition, all principal and interest payments due under the loan agreement are current as measured under the payment schedule under the original loan agreement. Additional argument will be heard on the motion for summary judgment on December 15, 2000.

The Company is analyzing the claim and is preparing to defend it vigorously but is unable to determine the outcome or to reasonably estimate the amount of loss, if any, with respect to this matter at this time.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

5. Commitments and Contingencies and Other Matters - (Continued)

Other

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

A governmental authority has issued $7.0 million of its Revenue Bonds for the benefit of one of the non-consolidated affiliates, all of which were outstanding at September 30, 2000. The bonds are secured by a mortgage on the non-consolidated affiliate's interest on the property financed by the bonds. The bonds bear an interest rate of 9.05% and mature on December 1, 2019. Repayment of bond indebtedness is guaranteed by Holt and the non-consolidated affiliates. The guarantee is secured by a mortgage granted by Holt and one of the non-consolidated affiliates on their respective interests in the Gloucester Facility.

A governmental authority has issued $6.1 million of its Refunding Bonds for the benefit of one of the non-consolidated affiliates all of which were outstanding at September 30, 2000. The bonds bear an interest rate of 8.95% and mature on December 15, 2018. Repayment of bond indebtedness is guaranteed by Holt and the non-consolidated affiliates. The bonds and the guarantee are secured by a mortgage granted by Holt and the non-consolidated affiliate on their respective interests in the Gloucester Facility.

As of September 30, 2000, the Company is in default with certain financial covenants for each of the above discussed bond transactions as a result of which the lessee and the non-consolidated affiliates are in default under the lease and loan agreements, respectively. As a result of these covenant defaults, the trustee under the tax-exempt

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

5. Commitments and Contingencies and Other Matters - (Continued)

bonds and for each of these bond transactions has the right to accelerate the Company's guarantee obligation. The Company intends to request waivers of its financial covenant defaults, but there can be no assurance that these waivers can be obtained.

The Company has guaranteed various equipment loans entered into by Express Equipment Rental, a Holt related party ("Express") with various financial institutions. The equipment purchased by Express with the proceeds of these loans is being leased to the Company. The loans bear interest at varying rates ranging from 8.21% to 10.28% and mature at various dates through 2004. The terms of the leases for this equipment provide that, among other things, the lease payments are sufficient to repay the amounts outstanding under the loan agreements. The amount of loans outstanding on September 30, 2000 is $3.7 million.

Vessel Financings

Certain of the Company's subsidiaries have guaranteed obligations of Christian Holdings (Luxembourg) S.A. ("CHL") in connection with its ownership of two modern refrigerated cargo vessels (the "Vessels"). CHL owns these Vessels in an equal partnership with a German shipping company. These Vessels call from time to time at the Company's terminals carrying palletized perishable products from various points of origin throughout the world. In relation to the above, Holt Cargo Systems, Inc. guaranteed a loan made between Commerzbank and CHL in the original amount of $2,760. The bank has indicated that it is willing to extend the maturity date of the loan from January 31, 2000 to September 30, 2001. CHL is currently in the process of completing these negotiations. The balance of the loan on September 30, 2000 was $830.

In August of 1996, National Maatschip Krediet an Nuiverd, ("NMKM"), a Belgian bank, made two loans to CHL, each in the amount of $13,650 for the purposes of refinancing the Vessels. In February 1997, Gimvindus, n.v., a Belgian economic development agency, also made two loans to CHL, each in the equivalent U.S. dollar value of $983 also for the purpose of refinancing the Vessels. Vessel mortgages were granted to each lending institution to secure the loans. The Company has guaranteed the loans made by Gimvindus and jointly with its partner has guaranteed $1,729 of each of the loans made by NMKM.

6. Non-Consolidated Affiliate Transactions

Holt transacts business with companies which are 100% or majority owned by Holt's stockholder. These transactions include providing advances to and from those affiliated companies. These advances do not bear interest.

Holt also provided services and goods to these companies which include stevedoring services, rental of warehouse space and building and equipment repairs. At September 30, 2000 and December 31, 1999, $25,649 and $25,406, respectively, was due to Holt in connection with net advances made and services performed on behalf of certain non-consolidated affiliates. At September 30, 2000 and December 31, 1999, $11,343 and $9,782 was due to certain non-consolidated affiliates in connection with net advances and services received. Revenue for these services totaled $89 and $94 for the nine months ended September 30, 2000 and 1999, respectively. These companies provided services to Holt which included rental of warehouse space, building and equipment repairs and management services. Expenses for these services totaled $304 and $417 for the nine months ended September 30, 2000 and 1999, respectively.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

7. Other Related Party Transactions

Leases

For the nine months ended September 30, 2000 and 1999, Holt leased property and equipment from a Holt related party under a non-cancelable lease which expires December 30, 2000 and which is renewable through 2040 pursuant to four 10-year renewal options. Rental expense under this lease totaled $1,907 and $2,048 for the nine months ended September 30, 2000 and 1999, respectively.

Account Receivable - Trade

At September 30, 2000 and December 31, 1999, Account Receivable, Trade includes $6.4 and $3.3 million, net of reserves of $5.0 million, due from a Holt related party as of September 30, 2000 and December 31, 1999, respectively..

Corporate Services

Holt has an agreement to purchase general and administrative support services from SLS Services, Inc. ("SLS"). SLS is controlled by certain directors of Holt who are relatives of Holt's sole shareholder. Expense for these services totaled $7,243 and $7,064 for the nine months ended September 30, 2000 and 1999, respectively. In the normal course of business, Holt performs services for SLS. At September 30, 2000 and December 31, 1999, Receivables tenants includes $825 and $931, respectively, due from SLS.

Other Receivables

At September 30, 2000 and December 31, 1999, "Other Noncurrent Receivables" included $3,857 and $4,913, respectively, due from SLS and other companies owned by shareholders of SLS.

Agreements

During 1998, the Company entered into an Option to Purchase and Development Agreement with Delaware Avenue Enterprises, Inc. (DEL), a related party. Pursuant to the agreement, the Company paid $8.0 million to DEL to acquire an option to purchase 11.5 acres of property located on the Delaware River in Philadelphia (the "Premises") for a price equal to 120% of any sum expended by DEL to improve and develop the Premises for use by the Company in its future operations.

In connection with the agreement, the Company loaned to DEL $10 million in 1998 and an additional $4.0 million in 1999 in exchange for promissory notes, collectively, (the "Notes"). The Notes had an interest at 1% over the prime rate and matured on the earlier of December 31, 2013 or the date on which the Company was to exercise its option and purchase the Premises. The Notes were secured by a mortgage and security agreement on the Premises and a contiguous 28-acre site. The Notes are included in "Noncurrent Receivables Other" in the accompanying balance sheet.

On July 14, 2000, DEL borrowed $14.0 million which was used to repay the Notes. The Company used the repayment proceeds to pay interest on its senior unsecured notes, repay debt on its Revolving Credit Agreement and used the remainder for general working capital purposes. In conjunction with the transaction, the Company terminated its $8.0 million Option to Purchase and Development Agreement with DEL and recorded this charge to earnings in the second quarter of 2000.

                      THE HOLT GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

8. Non-Guarantor Subsidiary

RFD and Emerald are not guarantors under the $140.0 million Senior Notes (See note 3). The subsidiary guarantors which are wholly owned by HGI and provide joint and several guarantees on the Senior Notes. Additionally, The Holt Group, Inc. ("HGI") has no operations or assets other than its investment in subsidiaries. Accordingly, the Company has not presented separate financial statements and other disclosures concerning the subsidiary guarantors as management has determined that such information is not material to investors.

As of September 30, 2000 and September 30, 1999 and for each of the nine month periods then ended, summarized financial information is as follows:

                                                          September 30, 2000
                       ----------------------------------------------------------------------------------------
                                        Subsidiary
                            HGI         Guarantors       RFD         Emerald     Eliminations     Consolidated
                       -----------  -------------- ------------------------- -------------- -------------------
                                                        Non-Guarantors
Current assets            $ 5,186        $ 74,635        $ 196        $ 802            $ -            $ 80,819
Non-current assets        284,745         387,555       10,613       28,576       (428,149)            283,340
Current liabilities       197,803         139,767            8       29,973              -             367,551
Non-current liabilities    33,197         209,664          274        2,462       (221,748)             23,849

                                                  Nine Months Ended September 30, 2000
                       ----------------------------------------------------------------------------------------
                                        Subsidiary
                            HGI         Guarantors       RFD         Emerald     Eliminations     Consolidated
                       -----------  -------------- ------------ ------------ -------------- -------------------
                                                        Non-Guarantors
Revenue                       $ -       $ 264,913          $ -      $ 8,810      $ (31,794)          $ 241,929
Operating income (loss)    (4,205)         (7,809)         (59)       2,207              -              (9,866)
Net income (loss)         (20,848)        (20,254)       1,094          334              -             (39,674)

                                                    September 30, 1999 (restated)
                       ----------------------------------------------------------------------------------------
                                        Subsidiary
                            HGI         Guarantors       RFD         Emerald     Eliminations     Consolidated
                       -----------  -------------- ------------------------- -------------- -------------------
                                                        Non-Guarantors
Current assets              $ 775       $ 108,355     $ 29,647        $ 868         $ (714)          $ 138,931
Non-current assets        286,986         295,022        3,925       36,660       (304,132)            318,461
Current liabilities       203,692         140,993       10,547       40,275           (246)            395,261
Non-current liabilities         -          98,382       20,790        1,877        (97,731)             23,318

                                           Nine Months Ended September 30, 1999 (restated)
                       ----------------------------------------------------------------------------------------
                                        Subsidiary
                            HGI         Guarantors       RFD         Emerald     Eliminations     Consolidated
                       -----------  -------------- ------------------------- -------------- -------------------
                                                        Non-Guarantors
Revenue                  $ 27,457       $ 283,180          $ -      $ 7,344      $ (52,531)          $ 265,450
Operating income (loss)    24,393          11,894          (52)       1,213        (27,457)              9,991
Net income (loss)          10,777           8,337        2,336       (1,473)       (27,457)             (7,480)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Position and Results of Operation for the Nine Months Ended September 30, 1999

During April 2000, the Company became aware of the accounting impact of the existence of certain Company guarantees of the indebtedness of related companies which had not been previously considered in the preparation of its financial statements for the nine months ended September 30, 1999. The existence of those guarantees resulted in covenant defaults under certain Company debt agreements. As a result of these defaults, $205.0 million of indebtedness under the defaulted agreements should have been presented in the Company's September 30, 1999 balance sheet as current liabilities rather than long-term liabilities.

The assets, liabilities and results of operations of Emerald Equipment Leasing, Inc., a related party Special-purpose Entity, should have been consolidated into the Company's financial statements, which would have resulted in $37.5 million additional total assets and $42.2 million additional total liabilities at September 30, 1999 and would have reduced net income and comprehensive income by $1.5 million as compared to the amounts previously presented. In addition, revenues, income from operations and net income for the nine months ended September 30, 1999 have been adjusted to reflect revenue adjustments of $5.2 million, increases in accounts receivable tenant reserves of $8.0 million and a reversal of $2.7 million of the $8.0 million received by the Company from its insurance carrier previously recorded as other income for the three months ended September 30, 1999.

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

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the Company's actual operating results in thousands of dollars and as a percentage of total revenues:

                                               Three Months Ended                         Nine Months Ended
                                                  September 30,                             September 30,
                                --------------------------------------------- --------------------------------------------
                                                                 restated                                    restated
                                           2000                    1999                  2000                   1999
                                ----------------------   -------------------- -----------------------  -------------------
                                     $           %           $          %          $           %           $         %
                                ------------ ---------- ------------ -------- ------------ ----------  ---------- --------
Operating revenues                   73,277       93.4     76,258      88.3      223,261       92.3     227,559     85.7
Rental income                         2,671        3.4      5,409       6.3        7,855        3.2      23,966      9.0
Other revenues                        2,484        3.2      4,599       5.3       10,724        4.4      13,831      5.2
Revenues from non-consolidated
   affiliates                             -          -         85         -           89          -          94      0.0
                                   --------     ------    -------    ------    ---------     ------    --------   ------
Total revenues                       78,432      100.0     86,351     100.0      241,929      100.0     265,450    100.0
                                   --------     ------    -------    ------    ---------     ------    --------   ------


Operating expenses
Terminal                             26,575       33.9     25,788      29.9       78,623       32.5      75,250     28.3
General and administrative           14,473       18.5     23,837      27.6       45,562       18.8      55,710     21.0
Equipment maintenance                 7,346        9.4      8,171       9.5       24,079       10.0      25,713      9.7
Insurance and safety                  2,280        2.9      1,815       2.1        6,097        2.5       4,416      1.7
Vessel                               10,148       12.9      9,468      11.0       29,969       12.4      28,856     10.9
Transportation                       14,274       18.2     14,381      16.7       44,308       18.3      43,287     16.3
Depreciation and amortization         7,227        9.2      7,444       8.6       21,578        8.9      21,384      8.1
Other operating expenses                458        0.6        330       0.4        1,579        0.7         843      0.3
                                   --------     ------    -------    ------    ---------     ------    --------   ------
Total operating expenses             82,781      105.5     91,234     105.7      251,795      104.1     255,459     96.2
                                   --------     ------    -------    ------    ---------     ------    --------   ------

Operating income (loss)              (4,349)      (5.5)    (4,883)     (5.7)      (9,866)      (4.1)      9,991      3.8
                                   --------     ------    -------    ------    ---------     ------    --------   ------

Interest expense, net                 8,540       10.9      7,005       8.1       22,879        9.5      20,526      7.7

Net (loss)                         $(17,390)     (22.2)  $(11,877)    (13.8)    $(39,674)     (16.4)   $ (7,480)    (2.8)
                                   ========     ======   ========    ======    =========     ======    ========   ======

Calculation of EBITDA (1):
   Operating income                  (4,349)      (5.5)    (4,883)     (5.7)      (9,866)      (4.1)      9,991      3.8
   Depreciation and amortization      7,227        9.2      7,444       8.6       21,578        8.9      21,384      8.1
                                   --------     ------    -------    ------    ---------     ------    --------   ------
   EBITDA                           $ 2,878        3.7   $  2,561       3.0    $  11,712        4.8    $ 31,375     11.8
                                   --------     ------    -------    ------    ---------     ------    --------   ------

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

RESULTS OF OPERATIONS

Revenues
Total revenues decreased to $241.9 million, for the nine months ended September 30, 2000 from $265.5 million for the nine months ended September 30, 1999, a decrease of $23.4 million, or 8.9 %.

Total revenues decreased to $78.4 million, for the three months ending September 30, 2000 from $86.4 million for the three months ending September 30, 1999, a decrease of $8.0 million, or 9.2%.

Operating revenues decreased to $223.3 million, for the nine months ended September 30, 2000 from $227.6 million for the nine months ended September 30, 1999, a decrease of $4.3 million, or 1.9%.

Operating revenues decreased to $73.3 million, for the three months ended September 30, 2000 from $76.3 million for the three months ended September 30, 1999, a decrease of $3.0 million, or 3.9%.

The decrease in operating revenues for the third quarter ended September 30, 2000 was due to a $4.2 million decrease in volume at the Company's Packer Avenue Facility primarily due to lower volumes of steel cargo. These decreases were partially offset by an increase of $2.7 million increase in volume at the Company's San Juan Facility. The Company's operating revenues at the Port of Wilmington were flat for the third quarter ending September 30, 2000.

Additional decreases in operating revenues were the result of a $1.7 million decrease in ocean revenues. Southbound load volume for the three month period ended September 30, 2000 decreased by approximately 8.8% over the comparable period for 1999, which resulted in a $3.4 million decrease in southbound revenue. The average southbound revenue per unit increased slightly by 1.7%. The Company experienced a slight increase in northbound volume of approximately 0.5% and an increase in revenue per unit of 10.5% for the three months ended September 30, 2000 compared to the comparable period for 1999 which resulted in a $1.2 million increase in northbound revenue. Inter-island volume for the three month period ended September 30, 2000 increased by approximately 32.6% over the comparable period for 1999, which resulted in a $0.5 million increase in inter-island revenue. Average inter-island revenue per unit decreased slightly by 5.0%. The Company continues to experience competitive pressure in rates which is expected to continue to impact the Company's revenues for the foreseeable future.

Rental income decreased to $7.9 million for the nine months ended September 30, 2000 from $24.0 million for the nine months ended September 30, 1999, a decrease of $16.1 million, or 67.2%.

Rental income decreased to $2.7 million for the three months ended September 30, 2000 from $5.4 million for the three months ended September 30, 1999, a decrease of $2.7 million, or 50.6%.

The three and nine months decreases were primarily due to revisions of the lease contracts with the Lessee-Operators at the Gloucester Facility which went into effect on October 1, 1999. Tenant revenue is currently being realized at an annualized rate of $9.0 million per year through September 30, 2004 due to the revisions of the lease contracts with the Lessee-Operators.

Other revenue decreased to $10.7 million for the nine months ended September 30, 2000 from $13.8 million for the nine months ended September 30, 1999, a decrease of $3.1 million, or 22.5%.

Other revenue decreased to $2.5 million for the three months ended September 30, 2000 from $4.6 million for the three months ended September 30, 1999, a decrease of $2.1 million, or 46.0%.

The three and nine month decreases were primarily due to decreases in demurrage revenues resulting from the decreases in southbound load volume.

Operating Expenses

Operating expenses decreased to $251.8 million for the nine months ended September 30, 2000 from $255.5 million for the nine months ended September 30, 1999, a decrease of $3.7 million, or 1.4%.

Operating expenses decreased to $82.8 million for the three months ended September 30, 2000 from $91.2 million for the three months ended September 30, 1999, a decrease of $8.4 million, or 9.3%.

Increases in operating expenses was partially attributable to terminal increases of $1.8 million for salary and benefits for resulting from increased volume at the Company's San Juan Facility for the three months ending September 30, 2000 over the comparable period for 1999.

General and administrative expenses for the three months ended September 30, 2000 decreased by $9.4 primarily as a result of $8.0 million of tenant receivable reserves which were charged to operations during the third quarter of 1999. The Company's provision for bad debts for the also decreased by $1.1 during the three months ended September 30, 2000. These decreases were partially offset by an increase of $1.0 for professional fees related to the Company's financial restructuring plan.

The remaining operating expenses were flat for the three months ended September 30, 2000 over the comparable period for 1999.

Interest Expense
Interest expense increased to $8.5 million for the three months ended September 30, 2000 from $7.0 million for the three months ended September 30, 1999, an increase of $1.5 million, or 21.9 %.

Interest expense increased to $22.9 million for the nine months ended September 30, 2000 from $20.5 million for the nine months ended September 30, 1999, an increase of $2.4 million, or 11.5%.

The three and nine month increases were primarily due to a $1.2 million amendment fee which was recognized in connection with the second amendment to the Revolving Credit Agreement which was executed during quarter ended September 30, 2000.

On January 21, 2000, the Company borrowed $10.0 million in the form of a second term loan for working capital purposes which resulted in additional interest expense of $0.7 million during the nine months ended September 30, 2000. Further increases occurred as result of a 100 basis point increase in the prime rate of interest during the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

Other income and (expense)
Other income and (expense) decreased by ($4.5) million to ($4.5) million for the three months ended September 30, 2000.

Other income and (expense) decreased to ($6.9) million for the nine months ended September 30, 2000 from $3.1 million for the nine months ended September 30, 1999, a decrease of $10.0.

During the third quarter of 2000, the Company sold its interest in Atlantic Container Line AB ("ACL") realizing a loss of $5.9 million which was partially offset by foreign exchange gains of $2.3 million which were realized in connection with the repayment of the Company's foreign term loan which was collateralized by the ACL investment. Other decreases included $0.5 million for severance and reorganizational costs.

For the nine months ended September 30, 2000 and as discussed in Note 7 of the consolidated financial statements, the Company recognized an $8.0 million loss during the second quarter of 2000 in connection with the termination of its Option to Purchase and Development Agreement.

Net (loss)
Net (loss) decreased to ($17.3) million for the three months ended September 30, 2000 from $(11.9) million for the three months ended September 30, 1999, a decrease of $5.4 million.

Net (loss) decreased to ($39.7) million for the nine months ended September 30, 2000 from ($7.4) million for the three months ended September 30, 1999, a decrease of $33.3 million.

The changes in net income was attributable to the changes in revenues and expenses as discussed above.

EBITDA
EBITDA increased to $2.9 million for the three months ended September 30, 2000 from $2.6 million for the three months ended September 30, 1999, an increase of $0.3 million.

EBITDA decreased to $11.7 million for the nine months ended September 30, 2000 from $31.4 million for the nine months ended September 30, 1999, a decrease of $19.7 million.

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

On July 14, 2000, the Company entered into a second amendment to its Revolving Credit Agreement. The second amendment extends the maturity date of the revolving credit facility and the term loans to June 30, 2001, provided that the Company makes certain mandatory repayments on various dates through June 30, 2001. The second amendment provides that interest shall be payable on a monthly basis at prime plus 1.25% on all amounts outstanding and further provides for, among other things, a revision of financial covenants and a waiver of all defaults under the Revolving Credit Agreement existing on the date of the amendment.

The Company's continues to incur net losses and its ability to continue as a going concern is dependent upon the successful restructuring of certain of its obligations, the ability to generate sufficient cash from operations, the sale of non-core assets, and the satisfactory resolution of certain commitments and contingencies. To date, the Company has made required debt service and vendor payments.

As of September 30, 2000, the Company was in default of certain provisions of its loan agreements related to its industrial revenue bonds, its indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor. The Company remains in default under the remainder of its debt obligations as of the date of filing this Form 10-Q.

In addition to developing and implementing its financial plan, the Company has requested from its industrial revenue bondholders and intends to request from its senior unsecured note holders and other equipment and bank lenders, as necessary, waivers of its covenant defaults. The Company cannot give any assurances that its lenders will agree to the Company's requests. Unless the Company is able to restructure it financial covenants, the Company believes that it will be unable to comply with such financial covenants throughout the fiscal year ending September 30, 2001. In the event the company's lenders seek to enforce their rights under their respective loan agreements and accelerate their indebtedness and the Company is unable to generate sufficient funds in exchange for the liquidation of certain assets, then the Company's financial position and ability to continue its operations would be materially adversely affected.

As part of its plan to increase its liquidity, during July 2000, the Company received proceeds of $14.0 million on outstanding promissory notes with DEL (see
Note 7 to the consolidated financial statements) of which $2.0 million was used to permanently reduce the amount due under the Company's revolving credit facility and $6.8 million was used to pay interest due on the Company's senior notes. The remaining proceeds of $5.2 million were used to fund working capital requirements.

During August 2000, the Company sold its entire interest in Atlantic Container Line AB ("ACL") for $41.9 million, net of a margin loan of $2.4 million. In accordance with the provisions of its term loan agreement with its foreign bank and the second amendment to the Revolving Credit Agreement, proceeds from the sale of the ACL stock were used to fully repay its foreign term loan and to repay a portion of its revolving credit facility.

As of September 30, 2000, the Company had outstanding $289.7 million of consolidated indebtedness, consisting of (i) $140.0 million principal amount of the Senior Notes and (ii) $149.7 million of senior secured indebtedness.

Cash Flows

For the nine months ended September 30, 2000, net cash from operating, investing and financing activities was sufficient for the Company to satisfy all debt service requirements and to make the necessary capital acquisitions and improvements.

Cash used in operating activities was $12.4 million. While the Company reported a net loss for the nine months ended September 30, 2000, of $39.7 million, included in this loss were non-cash charges from depreciation of $21.6 million as well a $8.0 million non-cash charge for the loss disposition on the Company's Option to Purchase and Development Agreement. Other non-cash charges included a $5.9 million loss on the sale of the Company's investment in ACL which was partially offset by foreign exchange gains of $2.3 million which were realized in connection with the repayment of the Company's foreign term loan which was collateralized by the ACL investment. Funds provided by operating activities included a decrease of $11.1 million for payments received for trade and tenant receivables.

Funds used in operating activities included $5.0 payment to National Union (see
Note 5 to the consolidated financial statements) as well as a net reduction in accounts payable and accrued expenses of $10.0 million.

Net cash provided by investing activities was $40.8 which was primarily attributable to proceeds of $41.9 million from the sale of ACL as well as $14.0 million received from DEL for repayment of long-term notes receivable. Cash used in investing activities included $8.7 million for vessel dry docking costs and acquisition of property and equipment and $10.0 million to exercise 1.5 million ACL purchase options during second quarter of 2000.

Net cash used in financing activities was $27.4 million. On January 21, 2000, the Revolving Credit Agreement was amended to make available to the Company $10.0 million in the form of a second term loan. In addition, the Company also increased its borrowings under its foreign term loan by $8.9 million in connection with the exercise of ACL purchase options. The Company reduced its revolving credit facility by $13.5 million, incurred borrowings of $0.6 million for new equipment and repaid $33.1 million of other bank and equipment notes for the nine months ended September 30, 2000.

Commitments and Contingencies

Holt relocated NPR's northeastern port of call from Elizabeth, New Jersey to Philadelphia, Pennsylvania, a move designed to consolidate operations. As a result of the move, the Company has been advised by counsel that it could trigger a withdrawal liability that could approximate $12.8 million. While the Company has several options to mitigate this potential claim, it has accrued a liability for an amount which it believes it is likely to incur with respect to this matter.

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

Portions of the Gloucester Facility, including the Armstrong Buildings are considered to be within a broad geographic area which was designated by the EPA for investigation and possible remediation under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This area, which covers over 65 properties in the Camden/Gloucester City area, was listed on EPA's National Priorities List ("NPL") on September 17, 1996, thereby invoking eligibility for investigation and remediation utilizing the federal "Superfund." Superfund activity is necessitated by the discovery, in 1981, that the Camden/Gloucester area contains levels of gamma radiation and radon/thorium decay products attributable to pre-1940 manufacturing activities of the former Wellsbach Company. The current Armstrong Building was part of the former manufacturing facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 137, which amended the effective date of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, was issued in September 1999. SFAS No. 138, which also amended SFAS No. 133, was issued in September 2000. The Company is required to adopt SFAS No. 133 by January 1, 2001. This statement establishes accounting and reporting standards requiring that all derivative instruments are recorded on the balance sheet as either an asset or a liability, measured at its fair value. The statement requires that changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met and such hedge accounting treatment is elected. The Company does not currently use derivative financial instruments and does not expect the adoption of Statement No. 137 and 138 to have a material impact on the Company's financial position, results of operations or cash flows.

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

Item 3   Quantitative and Qualitative Disclosure About Market Risk

The Company does not use derivative financial instruments to manage interest rate risk. At September 30, 2000, the Company had $54.8 million of floating-rate debt outstanding. A 1% increase in interest rates would increase annual interest expense by approximately $548,000. The Company's exposure to currency exchange risk has been immaterial through September 30, 2000.

PART 2. OTHER INFORMATION

Item 1.  Legal Proceedings

Philadelphia Regional Port Authority
The Company and Astro Holdings, Inc., a related party ("the Plaintiffs") filed a complaint on May 31, 1996 with the Federal Maritime Commission ("FMC") against the Philadelphia Regional Port Authority ("PRPA"), the Port of Philadelphia and Camden ("PPC"), and Pasha Auto Warehousing Inc. ("Pasha") (collectively, the "Defendants"), alleging violations of Section 10 of the Shipping Act of 1984 and Sections 16 and 17 of the Shipping Act of 1916 generally, by engaging in unjust and unreasonable practices, discrimination and unreasonable refusals to deal with and giving unreasonable preferences to others to the detriment of the Plaintiffs .

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

A settlement agreement was entered resolving all claims by and between the Plaintiffs and the DRPA and PPC. As part of the same settlement agreement, the Plaintiffs agreed that they would withdraw their claim against PRPA for monetary damages. The settlement agreement further resolved all other claims except the Plaintiffs' 10(d)(1) conspiracy claim against PRPA and Pasha; and the Company's 10(a)(2) claim against Pasha that the Pasha leases are void ab initio because they were never filed with the FMC. PRPA and Pasha filed motions for summary judgement as to the aforementioned unresolved claims. The motions were denied, and PRPA filed a motion requesting the judge to clarify his order denying the motions. The judge has ruled that no further clarification is necessary. Before resolving the merits of the Plaintiffs' claim, the judge will determine whether the FMC has jurisdiction over Pasha.

Sea Land
NPR and the Company are also defendants in a lawsuit filed in May 1999, in the United States District Court for the District of Puerto Rico (Sea-Land Service, Inc., Piercrane, Inc. v. NPR (Navieras) Inc. et al., No. 99-1420). The plaintiffs seek damages in an amount not less than $50 million to compensate them for damages to their property and business arising out of defendants' alleged negligence and NPR's breach of contract.

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

The parties are currently involved in discovery. A pretrial conference which had been originally scheduled for November 1, 2000 has been cancelled by the court with no new date being set. The Company believes that it is adequately insured for the claims raised by the plaintiffs and intends to vigorously defend the claims asserted.

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

On September 21, 2000, the District Court granted summary judgment in favor of the Board of Commissioners for $1,869 plus costs and interest based upon annual lease cancellation payments of $623 each due December 31 for the years 1997, 1998 and 1999. NPR filed a motion for reconsideration of the Court's determination which was denied on November 8, 2000. NPR is appealing the matter to the Fifth Circuit.

National Union Fire Insurance Company
On February 15, 2000, National Union Fire Insurance Company of Pittsburgh, Pennsylvania ("National Union") filed before a panel of arbitrators in New York (the "Panel") a formal claim for $21.9 million against the Company. The amount claimed by National Union is allegedly due under various indemnification agreements entered into between the Company and National Union and related to the Company's workmen's compensation program for the period February 1, 1989 through December 17, 1996. In its statement of the case, National Union claims that the Company is obligated to pay National Union for unpaid loss reimbursements, additional fees, indemnification of certain assessments made against National Union by the Department of Labor and additional cash reserves to cover future payments to be made by National Union. The suit also seeks the posting of additional security by the Company for certain of the years wherein National Union provided workmen's compensation coverage. The arbitration hearing for this matter has been scheduled for the week of February 26, 2001.

On July 13, 2000, the Company was ordered by the Panel to increase the amount of collateral to secure any potential liability it may have to National Union in the form of letters of credit by $6.8 million for a total of $11.8 million. The Panel also permitted National Union to present and to be paid the original letter of credit posted as collateral in the amount of $5.0 million which National Union has done. The Company has not yet posted the remaining $6.8 million letter of credit as required by the Panel and may be unable to do so. National Union has filed a petition in Federal Court to confirm the arbitrators' award and a hearing date of December 1, 2000 has been set by the Court to hear the matter. The Company continues to have settlement discussions with National Union.

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

The City has filed a motion for summary judgment for payment of the balance of the note. Oral argument and reargument has been heard on the motion. The Court has declined to rule on the motion until the Company has been provided with an opportunity to take discovery. The Company has tendered what it believes to be the late charges due under the loan agreement and has also tendered an additional sum to be held in the City's Attorney's trust account, which sum represents the difference between the City's calculated late charges and the Company's calculated late charges. In addition all principal and interest payments due under the loan agreement are current as measured under the payment schedule under the original loan agreement. Additional argument will be heard on the motion for summary judgment on December 15, 2000.

The Company is analyzing the claim and is preparing to defend it vigorously but is unable to determine the outcome or to reasonably estimate the amount of loss, if any, with respect to this matter at this time.

Ocean Spray

On or about March 16, 1999, Ocean Spray filed a complaint alleging that the Company had acted in a reckless and negligent manner, that it had breached its contract with Ocean Spray, failed to fulfill its duties as bailee, misrepresented that its facilities were suitable for storage of Ocean Spray's product and violated New Jersey's Consumer Fraud Act. The Company's insurer nominated counsel who actively undertook defense of the claims made by Ocean Spray. The prayer for relief requested by Ocean Spray in its original complaint was for damages in excess of $11.0 million which at the time of filing the complaint were not susceptible to more precise calculation.

Ocean Spray has requested leave to amend its complaint to include Gloucester Refrigerated Warehouse, Inc., Holt Oversight and Logistics, and other unnamed corporations as defendants in the matter. Further, the proposed amended complaint contains additional counts sounding in common law fraud, conspiracy and conversion whose prayers for relief include, in addition to the amounts originally requested, punitive damages. A hearing on the most motion is scheduled for November 17, 2000. The Company is preparing an amended answer to the complaints.

Discovery in the matter has not been completed. The Company continues to use its best efforts to negotiate with the insurance carrier to settle the matter which may include paying Ocean Spray the full claimed amount of its property damage of approximately $3.85 million and submitting the remainder of their claim for lost profits to binding mediation. This matter is insured to $10 million.

Item 3. Defaults Upon Senior Securities:

As of September 30, 2000, the Company is in default with certain provisions of its loan agreements related to its industrial revenue bonds, the indenture for the senior unsecured notes and other equipment financing and bank loan agreements where certain of the Company's subsidiaries are either primary obligors or obligated as guarantor.
The amount of indebtedness in default is $321.5 million which includes corporate guarantees of $39.6 million.

On July 14, 2000, the Company executed a second amendment to its Revolving Credit Agreement which provides for, among other things, a revision of financial covenants and a wavier of all defaults existing under the Revolving Credit Agreement on the date of execution of the second amendment.

The Company intends to request waivers of its financial covenant defaults and a revision of its financial covenants. The Company cannot give any assurances that its lenders will agree to the Company's requests. Unless the Company is able to revise its financial covenants, the Company believes that it will be unable to comply with such financial covenants at each measurement date throughout the period ending September 30, 2001.


Item 6. Exhibits and Reports on Form 8-K:

(a)      Exhibits

Exhibit               Description
Number                of Exhibit
------                -----------

10.63 Second amendment to the Amended and Restated Credit Agreement dated July 14, 2000.

27.1                  Financial Data Schedule

(b) Reports on Form 8-K:

     For the three months ending September 30, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE HOLT GROUP, INC
                                            (Registrant)


DATE: November 14, 2000                     BY: /s/ Thomas J. Holt Sr.
                                            -----------------------------------

                                            Thomas J. Holt, Sr.
                                            Chief Executive Officer




DATE: November 14, 2000                     BY: /s/ William J. Streich
                                            -----------------------------------

                                            William J. Streich
                                            Chief Financial Officer